Form 10-K
period 2004-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2004-07-14
CIK 1267425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004 or

☐        TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

BOSTON CAPITAL TAX CREDIT FUND V L.P.

(Exact name of registrant as specified in its charter)

Delaware	04-3208648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (617)624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates

(Title of Class)

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check Mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act),

YES	☐	NO	☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K Parts	Document

Parts I, III as supplemented	October 22, 2003 Registration Statement December 24, 2003 Prospectus

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2004

PART I

Item 1.                Business

Organization

Boston Capital Tax Credit Fund V L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 15, 2003.  The General Partner of the Fund is Boston Capital Associates V LLC, a Delaware limited liability company.  The members of the General Partner are Boston Capital Companion Limited Partnership, a Massachusetts limited partnership, and John P. Manning, who is the managing member.  Additional managers of the General Partner are Jeffrey H. Goldstein and Marc N. Teal.  The general partner of Boston Capital Companion Limited Partnership is Boston Capital Partners II Corporation whose sole shareholder is John P. Manning.  John P. Manning is the principal of Boston Capital Partners, Inc.

The Assignor Limited Partner is BCTC V Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning. The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC.  As of March 31, 2004, subscriptions had been received and accepted by the General Partner in Series 47 for 1,844,945 BAC’s representing capital contributions of $18,449,450.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business

The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.  Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 72 to 93 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and

“Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2004 the Fund had invested in 3 Operating Partnerships on behalf of Series 47.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:
(1)

provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)

preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

(3)	provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and
(4)

provide cash distributions (except with respect to the Fund’s investment in certain Non-Profit Operating Partnerships) from Capital Transaction proceeds.  The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value.  The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

The business objectives and investment policies of the Fund are described more fully on pages 55 to 70 of the Prospectus, as supplemented, under the caption “Investment Objectives and Acquisition Policies,” which is incorporated herein by reference.

Employees

The Fund does not have any employees.  Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2.    Properties

The Fund has acquired a Limited Partnership interest in 3 Operating Partnerships in one series, identified in the table set forth below.  The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.” The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus.  The General Partner believes that there is adequate casualty insurance on the properties.

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance as of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con paid thru 3/31/04
Marble Falls Vistas Apts.	Austin, TX	124	N/A	3/04	U/C	N/A	$668,202

Mayfair Park Development LLC	Houston, TX	178	N/A	3/04	U/C	N/A	1,454,084

Wellington Park Apts.	Houston, TX	244	N/A	3/04	U/C	N/A	1,487,851

U/C Property was under construction at March 31, 2004.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information
The Fund is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders
As of March 31, 2004, the Fund has 810 BAC holders for an aggregate of 1,844,945 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 810 investors holding 1,844,945 BACs at March 31, 2004.

(c)	Dividend history and restriction
The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 15, 2003 through March 31, 2004.

The Fund Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month.  Allocation of Profits, Losses and Credits among BAC Holders will be made in proportion to the number of BACs held by each BAC Holder.

Any distributions of Net Cash Flow or Liquidation, Sale or Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate.  Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by such Person on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

Fund allocations and distributions are described on pages 108 to 112 of the Prospectus, as supplemented, under the caption “Sharing Arrangements:  Profits, Credits, Losses, Net Cash Flow and Residuals”, which is incorporated herein by reference.

To date the Fund has not made any equity distributions to the Limited Partners.

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of the Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.  Selected financial data for period ended March 31, 2004.

Operations	2004
Interest & Other Income	$3,814

Share of Loss of Operating Partnerships	—

Operating Expenses	(26,315)

Net Income (Loss)	$(22,501)

Net Income (Loss) per BAC	$(.07)

Balance Sheet	2004

Total Assets	$23,220,783

Total Liabilities	$7,343,224

Partners’ Capital	$15,877,559

Other Data
Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2003	N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund’s primary source of funds is the proceeds of its Public Offering.  Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit.  All sources of liquidity are available to meet the obligations of the Fund.  The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

The Fund has entered into a line of credit financing agreement with Fleet National Bank whereby the Fund can borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships.  Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds.  Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.  The obligations under the line of credit are non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged.

Capital Resources

The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004.  The Fund received and accepted subscriptions for $18,449,450 representing 1,844,945 BACs from investors admitted as BAC Holders in Series 47 of the Fund.  As of March 31, 2004 the Fund was continuing to offer BACs in Series 47.

(Series 47).  The Fund commenced offering BACs in Series 47 on January 2, 2004.  The Fund received and accepted subscriptions for $18,449,450 representing 1,844,945 BACs from investors admitted as BAC Holders in Series

47 as of March 31, 2004.  Offer and sales of BACs in Series 47 were completed on April 30, 2003 and, in total, the Fund received and accepted $34,783,340 representing 3,478,334 BACs in Series 47.

During the fiscal year ended March 31, 2004, $2,122,286 of Series 47 net offering proceeds and $1,487,851 of Line of Credit Funds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 47 had been used to invest in 3 Operating Partnerships in an aggregate amount of $7,130,566 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 47 has outstanding contributions payable to the operating partnership in the amount of $3,520,428 as of March 31, 2004. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in its partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal year ended March 31, 2004 was $13,945. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47).  As of March 31, 2004, the Series had a total of 3 properties all of which were under construction.

The first BAC holders were admitted to the Series on January 29, 2004 and the 3 Operating Partnerships were admitted to the Series in March 2004.  As a result, the series did not generate any passive income tax losses or tax credits to be passed through to the investors for the tax year ended December 31, 2003.

As of March 31, 2004, Investments in Operating Partnerships for Series 47 was $7,130,566.  The amount is expected to increase until the series finishes acquiring Operating Partnership interests, after which, the amount is expected to decrease as a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2004, the net loss of the series was $22,501.  It is anticipated that the net loss for Series 47 will increase in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Since Series 47 did not commence operations until after March 31, 2003, it does not have any comparative information to report.

Contractual Obligations

As of March 31, 2004, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year	1-3 years	3-5 years	> 5 years

Accounts Payable and Accrued Expenses	$452,121	$452,121	$—	$—	$—
Accounts Payable-Affiliates	692,542	692,542	—	—	—
Line of Credit	2,678,132	2,678,132	—	—	—
Capital Contributions Payable	3,520,429	1,356,018	2,164,411	—	—

Total	$7,343,224	$5,178,813	$2,164,411	$—	$—

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships.  The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,”

an interpretation of ARB No. 51, “Consolidated Financial Statements,” which provides new accounting guidance on when a business enterprise must consolidate a variable interest entity, as defined in FIN 46.  In December 2003, the FASB reissued the interpretation to clarify certain requirements and provide additional implementation guidance.  The general partners, after careful review and analysis of FIN 46, have preliminarily determined that FIN 46 will have no effect on the Fund’s current accounting for its investments in operating limited partnerships.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The general partners have evaluated SFAS No. 150 and determined that it does not have an effect on the Fund’s financial reporting and disclosures.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry.  He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program.  He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on theExecutive Committees of the National Housing Conference and the National Multi Housing Council.  During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts.  In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce.  Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.   Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 59, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of

Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 42, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing for Boston Capital Corporation since 1992. Mr. Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company where he focused on real estate syndication. Mr. Costello has also held senior management positions with two major medical firms, Abbott Laboratories and Roche Diagnostics. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting since January 2002 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

Boston Capital Associates V LLC has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer.  The Code of Ethics will be provided without charge to any person who requests it.  Such request should be directed to Marc N. Teal, Boston Capital Corp, One Boston Place, Suite 2100, Boston MA  02108.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2004 was $13,945.

2.  The Fund has reimbursed an affiliate of the General Partner a total of $10,053 for amounts charged to operations during the year ended March 31, 2004.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.  The Fund has reimbursed affiliates of the General Partner a total of $74,195 for amounts charged to syndication during the year ended March 31, 2004.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

4.  The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.  During the 2004 fiscal year, the Fund accrued or paid $1,180,765 of acquisition fees and expenses to the General Partner or its affiliates.

5.  Dealer Manager fees of $226,254 were accrued or paid to Boston Capital Services, Inc. during the 2004 fiscal year in respect to the sale of units.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2004, 1,844,945 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.
	(b)	Security ownership of management.

The General Partner has a .025% interest in all Profits, Losses, Credits and distributions of the Fund. The Fund’s response to Item 12(a) is incorporated herein by reference.

	(c)	Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund.  There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.		Certain Relationships and Related Transactions

	(a)	Transactions with management and others.

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 51 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period October 15, 2003 through March 31, 2004.

	(b)	Certain business relationships.

		The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Indebtedness of management.

		None.

	(d)	Transactions with promoters.
		Not applicable.

Item 14.		Principal Accountant Fees and Services
		Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following:

	(1)	Audit Fees	$10,000
	(2)	Audit Related Fees	$0
	(3)	Tax Fees	$0
	(4)	All Other Fees	$0

		Since the Fund did not commence operations until January 2004 there is no comparative information to report.

	(5)	Audit Committee
		The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 & 2	Financial Statements; Filed herein as Exhibits 13

Boston Capital Tax Credit V L.P.; filed herein as exhibit 13
Report of Independent Registered Public Accounting Firm

Balance Sheet, March 31, 2004

Statements of Operations for the period ended March 31, 2004

Statements of Changes in Partners’ Capital for the period ended March 31, 2004

Statements of Cash Flows for the period ended March 31, 2004

Notes to Financial Statements, March 31, 2004

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Reports on Form 8-K
None

(c) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.                                       Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P.  (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.                                       Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P.  (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 10 - Material contracts.

a.

Beneficial Assignee Certificate.  (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Audited Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 31 Certification 302

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: July 12, 2004		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 12, 2004	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

July 12, 2004	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer, Boston Capital Partners II Corp; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.