Form 10-Q
period 2004-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2004-08-19
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2004

                                             or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-26200

BOSTON CAPITAL TAX CREDIT FUND V L.P.
(Exact name of registrant as specified in its charter)

Delaware	14-1897569
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (617)624-8900

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	_

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-5
Statements of Operations	6-8
Statements of Changes in Partners' Capital	9-10
Statements of Cash Flows	11-16
Notes to Financial Statements	17-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Evaluation of Disclosure and Procedures	24

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	25

Signatures	26

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$23,307,909	$ 7,130 566

OTHER ASSETS

Cash and cash equivalents	12,390,780	6 659 989
Investments	5,547,898	-
Notes receivable	468,000	-
Acquisition costs	3,126,440	1,290,907
Other assets	7,546,095	8,139,321
	$52,387,122	$23,220,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 835,968	$ 452,121
Accounts payable affiliates	79,171	692,542
Capital contributions payable	13,708,341	3,520,429
Line of credit	-	2,678,132
	14,623,480	7,343,224

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 4,361,020 issued and outstanding, as of June 30, 2004	37,764,320	15,877,615
General Partner	(678)	(56)
Unrealized gain (loss) on securities
Available for sale, net	-	-
	37,763,642	15,877,559
	$52,387,122	$23,220,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 16,549,124	$ 7,130,566

OTHER ASSETS
Cash and cash equivalents	9,299,564	6,659,989
Investments	5,547,898	-
Notes receivable	468,000	-
Acquisition costs	2,507,473	1,290,907
Other assets	3,569,192	8,139,321
	$ 37,941,251	$ 23,220,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 92,643	$ 452,121
Accounts payable affiliates	24,104	692,542
Capital contributions payable	7,731,889	3,520,429
Line of credit	-	2,678,132
	7,848,636	7,343,224

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 3,478,334 issued and outstanding, as of June 30, 2004	30,093,029	15,877,615
General Partner	(414)	(56)
Unrealized gain (loss) on securities
available for sale, net	-	-
	30,092,615	15,877,559
	$ 37,941,251	$ 23,220,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

June 30, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,758,785

OTHER ASSETS
Cash and cash equivalents	3,091,216
Investments	-
Notes receivable	-
Acquisition costs	618,967
Other assets	3,976,903
$14,445,871

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 743,325
Accounts payable affiliates	55,067
Capital contributions payable	5,976,452
Line of credit	-
6,774,884

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 882,686 issued and outstanding, as of June 30, 2004	7,671,291
General Partner	(264)
Unrealized gain (loss) on securities
available for sale, net	-
7,671,027
$14,445,871

Series 48 had not commenced operations as of March 31, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

2004

Income
Interest income	$ 21,419
Other income	-
21,419

Share of loss from Operating Partnerships (Note D)	-

Expenses
Professional fees	7,533
Fund management fee (Note C)	32,064
Organization costs	201,466
Amortization	-
General and administrative expenses	28,924
269,987

NET INCOME (LOSS)	$ (248,568)

Net income (loss) allocated to limited partners	$ (247,946)

Net income (loss) allocated to general partner	$ (622)

Net income (loss) per BAC	$ (.05)

The Fund had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

2004

Income
Interest income	$ 20,750
Other income	-
20,750

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	6,508
Organization costs	99,946
Amortization	-
General and administrative expenses	25,241
163,759

NET INCOME (LOSS)	$ (143,009)

Net income (loss) allocated to limited partners	$ (142,651)

Net income (loss) allocated to general partner	$ (358)

Net income (loss) per BAC	$ (.04)

Series 47 had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

2004

Income
Interest income	$ 669
Other income	-
669

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	1,025
Fund management fee (Note C)	-
Organization costs	101,520
Amortization	-
General and administrative expenses	3,683
106,228

NET INCOME (LOSS)	$ (105,559)

Net income (loss) allocated to limited partners	$ (105,295)

Net income (loss) allocated to general partner	$ (264)

Net income (loss) per BAC	$ (.01)

Series 48 had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2004	$ 15,877,615	$ (56)	$ -	$ 15,877,559

Capital contributions	25,160,750	-	-	25,160,750

Selling commissions and registration costs	(3,026,099)	-	-	(3,026,099)

Net income (loss)	(247,946)	(622)	-	(248,568)

Partners' capital (deficit), June 30, 2004	$ 37,764,320	$ (678)	$ -	$ 37,763,642

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2004	$ 15,877,615	$ (56)	$ -	$ 15,877,559

Capital contributions	16,333,890	-	-	16,333,890

Selling commissions and registration costs	(1,975,825)	-	-	(1,975,825)

Net income (loss)	(142,651)	(358)	-	(143,009)

Partners' capital (deficit), June 30, 2004	$ 30,093,029	$ (414)	$ -	$ 30,092,615

Series 48
Partners' capital (deficit) April 1, 2004	$ -	$ -	$ -	$ -

Capital contributions	8,826,860	-	-	8,826,860

Selling commissions and registration costs	(1,050,274)	-	-	(1,050,274)

Net income (loss)	(105,295)	(264)	-	(105,559)

Partners' capital (deficit), June 30, 2004	$ 7,671,291	$ (264)	$ -	$ 7,671,027

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

2004
Cash flows from operating activities:

Net income (loss)	$ (248,568)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	70,474
Decrease (Increase) in prepaid expenses	-
Decrease (Increase) in accounts receivable	593,226
(Decrease) Increase in accounts payable affiliates	(299,998)

Net cash (used in) provided by operating activities	115,134

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,868,183)
Capital contributions paid to Operating Partnerships	(5,956,781)
Advances to Operating Partnerships	(468,000)
Investments	(5,574,898)

Net cash (used in) provided by investing activities	(13,840,862)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,026,099)
Line of credit	(2,678,132)
Capital contributions received	25,160,750

Net cash (used in) provided by financing activities	19,456,519

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,730,791

Cash and cash equivalents, beginning	6,659,989

Cash and cash equivalents, ending	$ 12,390,780

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 10,187,914

The fund had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 47

2004
Cash flows from operating activities:

Net income (loss)	$ (143,009)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(672,851)
Decrease (Increase) in accounts receivable	4,570,129
(Decrease) Increase in accounts payable affiliates	(355,065)

Net cash (used in) provided by operating activities	3,399,204

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,244,047)
Capital contributions paid to Operating Partnerships	(5,179,617)
Advances to Operating Partnerships	(468,000)
Investments	(5,547,898)

Net cash (used in) provided by investing activities	(12,439,562)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 47

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,975,825)
Line of credit	(2,678,132)
Capital contributions received	16,333,890

Net cash (used in) provided by financing activities	11,679,933

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,639,575

Cash and cash equivalents, beginning	6,659,989

Cash and cash equivalents, ending	$ 9,299,564

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 4,211,462

Series 47 had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 48

2004
Cash flows from operating activities:

Net income (loss)	$ (105,559)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	743,325
Decrease (Increase) in accounts receivable	(3,976,903)
(Decrease) Increase in accounts payable affiliates	55,067
Net cash (used in) provided by operating activities	(3,284,070)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(624,136)
Capital contributions paid to Operating Partnerships	(777,164)
Advances to Operating Partnerships	-
Investments	-

Net cash (used in) provided by investing activities	(1,401,300)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three months Ended June 30,
(Unaudited)

Series 48

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,050,274)
Line of credit	-
Capital contributions received	8,826,860

Net cash (used in) provided by financing activities	7,776,586

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,091,216

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	3,091,216

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 5,976,452

Series 48 had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund V L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The General Partner of the Fund is Boston Capital Associates V LLC, a Delaware limited liability company. The members of the General Partner are Boston Capital Companion Limited Partnership, a Massachusetts limited partnership, and John P. Manning, who is the managing member. Additional managers of the General Partner are Jeffrey H. Goldstein and Marc N. Teal. The general partner of Boston Capital Companion Limited Partnership is Boston Capital Partners II Corporation whose sole shareholder is John P. Manning. John P. Manning is the principal of Boston Capital Partners, Inc.

The Assignor Limited Partner is BCTC V Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning. The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. As of June 30, 2004, subscriptions had been received and accepted by the Fund for 4,361,020 BAC's representing capital contributions of $43,610,200.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the June 30, 2004:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	N/A	882,686	$8,826,860

The Fund was completed its offering of BACS in Series 48 on July 31, 2004. The Fund anticipates beginning to offer BACs in Series 49 in August 2004.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2004 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K.

Investment Securities

The Fund has determined that all of its investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise.

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30, 2004 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ -
Due after one year	5,547,898
Total	$5,547,898

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended June 30, 2004, Boston Capital Services, Inc. received $135,772 and $111,111, respectively, for Series 47 and 48, as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 2004, Series 47 and Series 48 paid $844,166 and $888,888, respectively for acquisition fees to Boston Capital Holdings Limited Partnership.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fee accrued for the quarter ended June 30, 2004 is as follows:
2004
Series 47	$ 10,159

The fund management fee paid for the quarter ended June 30, 2004 is as follows:
2004
Series 47	$ 21,905

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2004 the Fund has limited partnership interests in 10 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2004 is as follows:
2004
Series 47	7
Series 48	3

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the three months ended March 31, 2004. Since the Operating Partnerships in which Series 47 had invested as of March 31, 2004 were under construction, and since Series 48 had not invested in ay Operating Partnerships as of March 31, 2004, there are no financial results to report.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2004 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

Liquidity

The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2004 Boston Capital Tax Credit Fund V LP did have any amounts outstanding on the line of credit.

The Fund is accruing a portion of the fund management fee for Series 47 in order to maintain adequate Fund reserves. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340 and $8,826,860 representing 3,478,334 and 882,686 BACs from investors admitted as BAC Holders in Series 47 and Series 48, respectively, as of June 30, 2004.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $16,521,643.

During the quarter ended June 30, 2004, Series 47 recorded capital contribution releases of $5,179,617. Series 47 has outstanding contributions payable in the amount of $7,731,889 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on February 1, 2003. Offers and sales of BACs in Series 48 were completed on July 31, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 3 Operating Partnerships in the amount of $6,753,616.

During the quarter ended June 30, 2004, Series 48 recorded capital contribution releases of $777,164. Series 48 has outstanding contributions payable in the amount of $5,976,452 as of June 30, 2004. The remaining contributions will be released from available net offering proceeds, additional net offering proceeds and collection accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2004 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of June 30, 2004 the Fund held limited partnership interests in 10 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2004 as Series 47 and Series 48 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund offers additional BACs in Series 48 and other series.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fee incurred for the quarter ended June 30, 2004 for Series 47 was $32,064.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2004 the series had a total of 7 properties all of were under construction. Since all of the properties were acquired after June 30, 2003, there is no comparative information to report.

The properties acquired as of March 31, 2004 were all under construction, therefore the series does not have any current property operations to report.

Series 48

As of June 30, 2004 the series had a total of 3 properties all of were under construction. Since all of the properties were acquired after June 30, 2003, there is no comparative information to report.

The series has not acquired any properties of March 31, 2004, therefore the series does not have any current property operations to report.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Partnership's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 19, 2004		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.
John P. Manning

August 19, 2004	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer, Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer, BCTC V Assignor Corp.