Form 10-Q
period 2004-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2004-11-19
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2004

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30-33

Item 3. Quantitative and Qualitative Disclosure About Market Risk	33

Item 4. Evaluation of Disclosure and Procedures	33

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$38,757,794	$ 7,130 566

OTHER ASSETS

Cash and cash equivalents	22,091,371	6 659 989
Investments	5,516,843	-
Notes receivable	468,000	-
Acquisition costs	4,838,609	1,290,907
Other assets	4,651,678	8,139,321
	$76,324,295	$23,220,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 703,932	$ 452,121
Accounts payable affiliates	120,228	692,542
Capital contributions payable	20,169,042	3,520,429
Line of credit	-	2,678,132
	20,993,202	7,343,224

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 6,381,450 issued and outstanding, as of September 30, 2004	55,332,100	15,877,615
General Partner	(1,007)	(56)
Unrealized gain (loss) on securities
Available for sale, net	-	-
	55,331,093	15,877,559
	$76,324,295	$23,220,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 24,427,906	$ 7,130,566

OTHER ASSETS
Cash and cash equivalents	7,357,059	6,659,989
Investments	5,516,843	-
Notes receivable	468,000	-
Acquisition costs	2,635,315	1,290,907
Other assets	1,649,477	8,139,321
	$ 42,054,600	$ 23,220,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 87,100	$ 452,121
Accounts payable affiliates	74,561	692,542
Capital contributions payable	11,945,462	3,520,429
Line of credit	-	2,678,132
	12,107,123	7,343,224

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 3,478,334 issued and outstanding, as of September 30, 2004	29,948,167	15,877,615
General Partner	(690)	(56)
Unrealized gain (loss) on securities
available for sale, net	-	-
	29,947,477	15,877,559
	$ 42,054,600	$ 23,220,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

September 30, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,954,375

OTHER ASSETS
Cash and cash equivalents	12,657,938
Investments	-
Notes receivable	-
Acquisition costs	1,784,727
Other assets	6,526
$26,403,566

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 57,558
Accounts payable affiliates	6,467
Capital contributions payable	6,441,945
Line of credit	-
6,505,970

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 2,299,372 issued and outstanding, as of September 30, 2004	19,897,898
General Partner	(302)
Unrealized gain (loss) on securities
Available for sale, net	-
19,897,596
$26,403,566

Series 48 had not commenced operations as of March 31, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

September 30, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,375,513

OTHER ASSETS
Cash and cash equivalents	2,076,374
Investments	-
Notes receivable	-
Acquisition costs	418,567
Other assets	2,995,675
$ 7,866,129

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 559,274
Accounts payable affiliates	39,200
Capital contributions payable	1,781,635
Line of credit	-
2,380,109

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 7,000,000 authorized BACs; 622,608 issued and outstanding, as of September 30, 2004	5,486,035
General Partner	(15)
Unrealized gain (loss) on securities
Available for sale, net	-
5,846,020
$ 7,866,129

Series 49 had not commenced operations as of March 31, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

2004

Income
Interest income	$ 50,554
Other income	-
50,554

Share of loss from Operating Partnerships (Note D)	-

Expenses
Professional fees	12,030
Fund management fee (Note C)	110,073
Organization costs	-
Amortization	-
General and administrative expenses	60,346
182,449

NET INCOME (LOSS)	$ (131,895)

Net income (loss) allocated to limited partners	$ (131,566)

Net income (loss) allocated to general partner	$ (329)

Net income (loss) per BAC	$ (.05)

The Fund had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

2004

Income
Interest income	$ 40,295
Other income	-
40,295

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	11,775
Fund management fee (Note C)	94,017
Organization costs	-
Amortization	-
General and administrative expenses	45,100
150,892

NET INCOME (LOSS)	$ (110,597)

Net income (loss) allocated to limited partners	$ (110,321)

Net income (loss) allocated to general partner	$ (276)

Net income (loss) per BAC	$ (.03)

Series 47 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

2004

Income
Interest income	$ 10,020
Other income	-
10,020

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	255
Fund management fee (Note C)	16,056
Organization costs	-
Amortization	-
General and administrative expenses	8,877
25,188

NET INCOME (LOSS)	$ (15,168)

Net income (loss) allocated to limited partners	$ (15,130)

Net income (loss) allocated to general partner	$ (38)

Net income (loss) per BAC	$ (.01)

Series 48 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

2004

Income
Interest income	$ 239
Other income	-
239

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	-
Organization costs	-
Amortization	-
General and administrative expenses	6,369
6,369

NET INCOME (LOSS)	$ (6,130)

Net income (loss) allocated to limited partners	$ (6,115)

Net income (loss) allocated to general partner	$ (15)

Net income (loss) per BAC	$ (.01)

Series 49 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

2004

Income
Interest income	$ 71,973
Other income	-
71,973

Share of loss from Operating Partnerships (Note D)	-

Expenses
Professional fees	19,563
Fund management fee (Note C)	142,137
Organization costs	201,466
Amortization	-
General and administrative expenses	89,269
452,435

NET INCOME (LOSS)	$ (380,462)

Net income (loss) allocated to limited partners	$ (379,511)

Net income (loss) allocated to general partner	$ (951)

Net income (loss) per BAC	$ (.13)

The Fund had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

2004

Income
Interest income	$ 61,045
Other income	-
61,045

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	18,283
Fund management fee (Note C)	126,081
Organization costs	99,946
Amortization	-
General and administrative expenses	70,340
314,650

NET INCOME (LOSS)	$ (253,605)

Net income (loss) allocated to limited partners	$ (252,971)

Net income (loss) allocated to general partner	$ (634)

Net income (loss) per BAC	$ (.07)

Series 47 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

2004

Income
Interest income	$ 10,689
Other income	-
10,689

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	1,280
Fund management fee (Note C)	16,056
Organization costs	101,520
Amortization	-
General and administrative expenses	12,560
131,416

NET INCOME (LOSS)	$ (120,727)

Net income (loss) allocated to limited partners	$ (120,425)

Net income (loss) allocated to general partner	$ (302)

Net income (loss) per BAC	$ (.05)

Series 48 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

2004

Income
Interest income	$ 239
Other income	-
239

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	-
Fund management fee (Note C)	-
Organization costs	-
Amortization	-
General and administrative expenses	6,369
6,369

NET INCOME (LOSS)	$ (6,130)

Net income (loss) allocated to limited partners	$ (6,115)

Net income (loss) allocated to general partner	$ (15)

Net income (loss) per BAC	$ (.01)

Series 49 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2004	$ 15,877,615	$ (56)	$ -	$ 15,877,559

Capital contributions	45,553,685	-	-	45,553,685

Selling commissions and registration costs	(5,719,689)	-	-	(5,719,689)

Net income (loss)	(379,511)	(951)	-	(380,462)

Partners' capital (deficit), September 30, 2004	$ 55,332,100	$ (1,007)	$ -	$ 55,331,093

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2004	$ 15,877,615	$ (56)	$ -	$ 15,877,559

Capital contributions	16,333,890	-	-	16,333,890

Selling commissions and registration costs	(2,010,367)	-	-	(2,010,367)

Net income (loss)	(252,971)	(634)	-	(253,605)

Partners' capital (deficit), September 30, 2004	$ 29,948,167	$ (690)	$ -	$ 29,947,477

Series 48
Partners' capital (deficit) April 1, 2004	$ -	$ -	$ -	$ -

Capital contributions	22,993,720	-	-	22,993,720

Selling commissions and registration costs	(2,975,397)	-	-	(2,975,397)

Net income (loss)	(120,425)	(302)	-	(120,727)

Partners' capital (deficit), September 30, 2004	$ 19,897,898	$ (302)	$ -	$ 19,897,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2004	$ -	$ -	$ -	$ -

Capital contributions	6,226,075	-	-	6,226,075

Selling commissions and registration costs	(733,925)	-	-	(733,925)

Net income (loss)	(6,115)	(15)	-	(6,130)

Partners' capital (deficit), September 30, 2004	$ 5,486,035	$ (15)	$ -	$ 5,846,020

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

2004
Cash flows from operating activities:

Net income (loss)	$ (380,462)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(61,562)
Decrease (Increase) in prepaid expenses	-
Decrease (Increase) in accounts receivable	3,487,643
(Decrease) Increase in accounts payable affiliates	(258,941)

Net cash (used in) provided by operating activities	2,786,678

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,650,189)
Capital contributions paid to Operating Partnerships	(14,876,128)
Advances to Operating Partnerships	(468,000)
Investments	(5,516,843)

Net cash (used in) provided by investing activities	(24,511,160)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(5,719,689)
Line of credit	(2,678,132)
Capital contributions received	45,553,685

Net cash (used in) provided by financing activities	37,155,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,431,382

Cash and cash equivalents, beginning	6,659,989

Cash and cash equivalents, ending	$ 22,091,371

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 16,648,616

The fund had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

2004
Cash flows from operating activities:

Net income (loss)	$ (253,605)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(678,394)
Decrease (Increase) in accounts receivable	6,489,844
(Decrease) Increase in accounts payable affiliates	(304,608)

Net cash (used in) provided by operating activities	5,253,237

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,440,405)
Capital contributions paid to Operating Partnerships	(8,776,310)
Advances to Operating Partnerships	(468,000)
Investments	(5,516,843)

Net cash (used in) provided by investing activities	(16,201,558)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,010,367)
Line of credit	(2,678,132)
Capital contributions received	16,333,890

Net cash (used in) provided by financing activities	11,645,391

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	697,070

Cash and cash equivalents, beginning	6,659,989

Cash and cash equivalents, ending	$ 7,357,059

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 8,425,036

Series 47 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

2004
Cash flows from operating activities:

Net income (loss)	$ (120,727)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	57,558
Decrease (Increase) in accounts receivable	(6,526)
(Decrease) Increase in accounts payable affiliates	6,467
Net cash (used in) provided by operating activities	(63,228)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,791,217)
Capital contributions paid to Operating Partnerships	(5,505,940)
Advances to Operating Partnerships	-
Investments	-

Net cash (used in) provided by investing activities	(7,297,157)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,975,397)
Line of credit	-
Capital contributions received	22,993,720

Net cash (used in) provided by financing activities	20,018,323

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,657,938

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	12,657,938

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 6,441,945

Series 48 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

2004
Cash flows from operating activities:

Net income (loss)	$ (6,130)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	559,274
Decrease (Increase) in accounts receivable	(2,995,675)
(Decrease) Increase in accounts payable affiliates	39,200
Net cash (used in) provided by operating activities	(2,403,331)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(418,567)
Capital contributions paid to Operating Partnerships	(593,878)
Advances to Operating Partnerships	-
Investments	-

Net cash (used in) provided by investing activities	(1,012,445)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(733,925)
Line of credit	-
Capital contributions received	6,226,075

Net cash (used in) provided by financing activities	5,492,150

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,076,374

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	2,076,374

Supplemental schedule of non-cash investing and financing activities the fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,781,635

Series 49 had not commenced operations as of September 30, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. As of September 30, 2004, subscriptions had been received and accepted by the Fund for 6,400,314 BAC's representing capital contributions of $64,003,135.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the September 30, 2004:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	N/A	622,608	$6,226,075

The Fund was continuing to offer BACs in Series 49 as of the date of this filing.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2004 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of September 30, 2004 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ -
Due after one year	5,516,843
Total	$5,516,843

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Services, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended September 30, 2004, Boston Capital Securities, Inc. received $204,912 and $83,600 respectively, for Series 48 and 49, as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended September 30, 2004, Series 48 and Series 49 incurred $907,959 and $397,600, respectively for acquisition fees to Boston Capital Holdings Limited Partnership.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarter ended September 30, 2004 are as follows:
2004
Series 47	$ 50,457
Series 48	6,467
Total	$ 56,924

The fund management fees paid for the quarter ended September 30, 2004 are as follows:
2004
Series 47	$ 43,560
Series 48	9,589
Total	$ 53,149

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2004 the Fund has limited partnership interests in 20 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2004 is as follows:
2004
Series 47	12
Series 48	7
Series 49	1
Total	20

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the six months ended June 30, 2004. Since the Operating Partnerships in which the Fund had invested as of June 30, 2004 were under construction, there are no financial results to report.

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

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2004 Boston Capital Tax Credit Fund V LP did have any amounts outstanding on the line of credit.

The Fund is accruing a portion of the fund management fees for Series 47 and Series 48 in order to maintain adequate Fund reserves. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $6,226,075 representing 3,478,334, 2,299,372 and 622,608 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2004.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $24,331,909.

During the quarter ended September 30, 2004, Series 47 recorded capital contribution releases of $3,596,693. Series 47 has outstanding contributions payable in the amount of $11,945,462 as of September 30, 2004. Of the amount outstanding $1,743,013 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $10,202,449 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $11,947,885.

During the quarter ended September 30, 2004, Series 48 recorded capital contribution releases of $4,728,776. Series 48 has outstanding contributions payable in the amount of $6,441,945 as of September 30, 2004. The remaining contributions will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004, and the Fund was continuing to offer BACs in Series 49 as of the date of this filing. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 1 Operating Partnerships in the amount of $2,375,513.

During the quarter ended September 30, 2004, Series 49 recorded capital contribution releases of $593,878. Series 49 has outstanding contributions payable in the amount of $1,781,635 as of September 30, 2004. The remaining contributions will be released from available net offering proceeds, additional net offering proceeds and collection accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Services, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2004 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of September 30, 2004 the Fund held limited partnership interests in 20 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2004 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund offers additional BACs in Series 49 and other series.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The total fund management fee incurred for the quarter ended September 30, 2004 was $110,073.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2004 the series had a total of 12 properties all of were under construction. Since all of the properties were acquired after September 30, 2003, there is no comparative information to report.

The properties acquired as of June 30, 2004 were all under construction, therefore the series does not have any current property operations to report.

Series 48

As of September 30, 2004 the series had a total of 7 properties all of were under construction. Since all of the properties were acquired after September 30, 2003, there is no comparative information to report.

The properties acquired as of June 30, 2004 were all under construction, therefore the series does not have any current property operations to report.

Series 49

As of September 30, 2004 the series had acquired one property that was still under construction. Since the property was acquired after September 30, 2003, there is no comparative information to report.

The series has not acquired any properties of June 30, 2004, therefore it does not have any current property operations to report.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 19, 2004		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.
John P. Manning

November 19, 2004	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer, Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer, BCTC V Assignor Corp.