Form 10-Q
period 2004-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2005-02-22
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30-33

Item 3. Quantitative and Qualitative Disclosure About Market Risk	33

Item 4. Evaluation of Disclosure and Procedures	33

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 59,305,729	$ 7,130 566

OTHER ASSETS

Cash and cash equivalents	25,276,444	6 659 989
Investments	8,858,340	-
Notes receivable	1,038,093	-
Acquisition costs	6,821,484	1,290,907
Other assets	13,506,203	8,139,321
	$114,806,293	$23,220,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,963,803	$ 452,121
Accounts payable affiliates	312,225	692,542
Capital contributions payable	34,098,765	3,520,429
Line of credit	-	2,678,132
	36,374,793	7,343,224

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 9,079,604 issued and outstanding, as of December 31, 2004	78,433,002	15,877,615
General Partner	(1,502)	(56)
Unrealized gain (loss) on securities
Available for sale, net	-	-
	78,431,500	15,877,559
	$114,806,293	$23,220,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 26,458,978	$ 7,130,566

OTHER ASSETS
Cash and cash equivalents	3,733,318	6,659,989
Investments	5,894,244	-
Notes receivable	235,100	-
Acquisition costs	2,694,189	1,290,907
Other assets	1,237,081	8,139,321
	$ 40,252,910	$ 23,220,783

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 104,577	$ 452,121
Accounts payable affiliates	117,278	692,542
Capital contributions payable	10,172,175	3,520,429
Line of credit	-	2,678,132
	10,394,030	7,343,224

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of December 31, 2004	29,859,769	15,877,615
General Partner	(889)	(56)
Unrealized gain (loss) on securities
available for sale, net	-	-
	29,858,880	15,877,559
	$ 40,252,910	$ 23,220,783

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

December 31, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,297,760

OTHER ASSETS
Cash and cash equivalents	6,861,371
Investments	2,964,096
Notes receivable	-
Acquisition costs	1,918,973
Other assets	1,303,795
$30,345,995

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 50,767
Accounts payable affiliates	33,067
Capital contributions payable	10,408,772
Line of credit	-
10,492,606

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of December 31, 2004	19,853,778
General Partner	(389)
Unrealized gain (loss) on securities
Available for sale, net	-
19,853,389
$30,345,995

Series 48 had not commenced operations as of March 31, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

December 31, 2004 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,548,991

OTHER ASSETS
Cash and cash equivalents	14,681,755
Investments	-
Notes receivable	802,993
Acquisition costs	2,208,322
Other assets	10,965,327
$44,207,388

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,808,459
Accounts payable affiliates	161,880
Capital contributions payable	13,517,818
Line of credit	-
15,488,157

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,301,898 issued and outstanding, as of December 31, 2004	28,719,455
General Partner	(224)
Unrealized gain (loss) on securities
Available for sale, net	-
28,719,231
$44,207,388

Series 49 had not commenced operations as of March 31, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

2004

Income
Interest income	$ 128,540
Other income	-
128,540

Share of loss from Operating Partnerships (Note D)	-

Expenses
Professional fees	12,212
Fund management fee (Note C)	147,681
Organization costs	87,827
Amortization	24,718
General and administrative expenses	54,158
326,596

NET INCOME (LOSS)	$ (198,056)

Net income (loss) allocated to limited partners	$ (197,561)

Net income (loss) allocated to general partner	$ (495)

Net income (loss) per BAC	$ (.02)

The Fund had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

2004

Income
Interest income	$ 75,142
Other income	-
75,142

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	7,739
Fund management fee (Note C)	86,313
Organization costs	-
Amortization	24,718
General and administrative expenses	35,963
154,733

NET INCOME (LOSS)	$ (79,591)

Net income (loss) allocated to limited partners	$ (79,392)

Net income (loss) allocated to general partner	$ (199)

Net income (loss) per BAC	$ (.02)

Series 47 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

2004

Income
Interest income	$ 40,820
Other income	-
40,820

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	4,044
Fund management fee (Note C)	55,367
Organization costs	-
Amortization	-
General and administrative expenses	16,226
75,637

NET INCOME (LOSS)	$ (34,817)

Net income (loss) allocated to limited partners	$ (34,730)

Net income (loss) allocated to general partner	$ (87)

Net income (loss) per BAC	$ (.02)

Series 48 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

2004

Income
Interest income	$ 12,578
Other income	-
12,578

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	429
Fund management fee (Note C)	6,001
Organization costs	87,827
Amortization	-
General and administrative expenses	1,969
96,226

NET INCOME (LOSS)	$ (83,648)

Net income (loss) allocated to limited partners	$ (83,439)

Net income (loss) allocated to general partner	$ (209)

Net income (loss) per BAC	$ (.03)

Series 49 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

2004

Income
Interest income	$ 200,509
Other income	-
200,509

Share of loss from Operating Partnerships (Note D)	-

Expenses
Professional fees	31,775
Fund management fee (Note C)	289,818
Organization costs	289,293
Amortization	24,718
General and administrative expenses	143,430
779,034

NET INCOME (LOSS)	$ (578,525)

Net income (loss) allocated to limited partners	$ (577,079)

Net income (loss) allocated to general partner	$ (1,446)

Net income (loss) per BAC	$ (.06)

The Fund had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

2004

Income
Interest income	$ 136,186
Other income	-
136,186

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	26,022
Fund management fee (Note C)	212,394
Organization costs	99,946
Amortization	24,718
General and administrative expenses	106,305
469,385

NET INCOME (LOSS)	$ (333,199)

Net income (loss) allocated to limited partners	$ (332,366)

Net income (loss) allocated to general partner	$ (833)

Net income (loss) per BAC	$ (.10)

Series 47 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

2004

Income
Interest income	$ 51,507
Other income	-
51,507

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	5,324
Fund management fee (Note C)	71,423
Organization costs	101,520
Amortization	-
General and administrative expenses	28,787
207,054

NET INCOME (LOSS)	$ (155,547)

Net income (loss) allocated to limited partners	$ (155,158)

Net income (loss) allocated to general partner	$ (389)

Net income (loss) per BAC	$ (.07)

Series 48 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

2004

Income
Interest income	$ 12,816
Other income	-
12,816

Share of loss from Operating Partnerships(Note D)	-

Expenses
Professional fees	429
Fund management fee (Note C)	6,001
Organization costs	87,827
Amortization	-
General and administrative expenses	8,338
102,595

NET INCOME (LOSS)	$ (89,779)

Net income (loss) allocated to limited partners	$ (89,555)

Net income (loss) allocated to general partner	$ (224)

Net income (loss) per BAC	$ (.03)

Series 49 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2004	$ 15,877,615	$ (56)	$ -	$ 15,877,559

Capital contributions	72,346,590	-	-	72,346,590

Selling commissions and registration costs	(9,214,124)	-	-	(9,214,124)

Net income (loss)	(577,079)	(1,446)	-	(578,525)

Partners' capital (deficit), December 31, 2004	$ 78,433,002	$ (1,502)	$ -	$ 78,431,500

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2004	$ 15,877,615	$ (56)	$ -	$ 15,877,559

Capital contributions	16,333,890	-	-	16,333,890

Selling commissions and registration costs	(2,019,370)	-	-	(2,019,370)

Net income (loss)	(332,366)	(833)	-	(333,199)

Partners' capital (deficit), December 31, 2004	$ 29,859,769	$ (889)	$ -	$ 29,858,880

Series 48
Partners' capital (deficit) April 1, 2004	$ -	$ -	$ -	$ -

Capital contributions	22,993,720	-	-	22,993,720

Selling commissions and registration costs	(2,984,784)	-	-	(2,984,784)

Net income (loss)	(155,158)	(389)	-	(155,547)

Partners' capital (deficit), December 31, 2004	$ 19,853,778	$ (389)	$ -	$ 19,853,389

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2004	$ -	$ -	$ -	$ -

Capital contributions	33,018,980	-	-	33,018,980

Selling commissions and registration costs	(4,209,970)	-	-	(4,209,970)

Net income (loss)	(89,555)	(224)	-	(89,779)

Partners' capital (deficit), December 31, 2004	$ 28,719,455	$ (224)	$ -	$ 28,719,231

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

2004
Cash flows from operating activities:

Net income (loss)	$ (578,525)
Adjustments
Amortization	24,718
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	1,198,309
Decrease (Increase) in prepaid expenses	-
Decrease (Increase) in accounts receivable	(5,391,068)
(Decrease) Increase in accounts payable affiliates	(66,944)

Net cash (used in) provided by operating activities	(4,813,510)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(5,663,280)
Capital contributions paid to Operating Partnerships	(21,464,656)
Advances to Operating Partnerships	(1,038,093)
Investments	(8,858,340)

Net cash (used in) provided by investing activities	(37,024,369)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(9,214,124)
Line of credit	(2,678,132)
Capital contributions received	72,346,590

Net cash (used in) provided by financing activities	60,454,334

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,616,455

Cash and cash equivalents, beginning	6,659,989

Cash and cash equivalents, ending	$ 25,276,444

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 31,246,540

The fund had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

2004
Cash flows from operating activities:

Net income (loss)	$ (333,199)
Adjustments
Amortization	24,718
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(660,917)
Decrease (Increase) in accounts receivable	6,902,240
(Decrease) Increase in accounts payable affiliates	(261,891)

Net cash (used in) provided by operating activities	5,670,951

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,523,998)
Capital contributions paid to Operating Partnerships	(12,580,668)
Advances to Operating Partnerships	(235,100)
Investments	(5,894,244)

Net cash (used in) provided by investing activities	(20,234,010)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,019,370)
Line of credit	(2,678,132)
Capital contributions received	16,333,890

Net cash (used in) provided by financing activities	11,636,388

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,926,671)

Cash and cash equivalents, beginning	6,659,989

Cash and cash equivalents, ending	$ 3,733,318

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 7,319,950

Series 47 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

2004
Cash flows from operating activities:

Net income (loss)	$ (155,547)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	50,767
Decrease (Increase) in accounts receivable	(1,327,981)
(Decrease) Increase in accounts payable affiliates	33,067
Net cash (used in) provided by operating activities	(1,399,694)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,918,973)
Capital contributions paid to Operating Partnerships	(6,864,802)
Advances to Operating Partnerships	-
Investments	(2,964,096)

Net cash (used in) provided by investing activities	(11,747,871)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(2,984,784)
Line of credit	-
Capital contributions received	22,993,720

Net cash (used in) provided by financing activities	20,008,936

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,861,371

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	6,861,371

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 10,408,772

Series 48 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

2004
Cash flows from operating activities:

Net income (loss)	$ (89,779)
Adjustments
Amortization	-
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	1,808,459
Decrease (Increase) in accounts receivable	(10,965,327)
(Decrease) Increase in accounts payable affiliates	161,880
Net cash (used in) provided by operating activities	(9,084,767)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(2,220,309)
Capital contributions paid to Operating Partnerships	(2,019,186)
Advances to Operating Partnerships	(802,993)
Investments	-

Net cash (used in) provided by investing activities	(5,042,488)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(4,209,970)
Line of credit	-
Capital contributions received	33,018,980

Net cash (used in) provided by financing activities	28,809,010

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,681,755

Cash and cash equivalents, beginning	-

Cash and cash equivalents, ending	14,681,755

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 13,517,818

Series 49 had not commenced operations as of December 31, 2003 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund V L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 15, 2003, for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The General Partner of the Fund is Boston Capital Associates V LLC, a Delaware limited liability company. The members of the General Partner are Boston Capital Companion Limited Partnership, a Massachusetts limited partnership, and John P. Manning, who is the managing member. Additional managers of the General Partner are Jeffrey H. Goldstein and Marc N. Teal. The general partner of Boston Capital Companion Limited Partnership is Boston Capital Partners II Corporation whose sole shareholder is John P. Manning. John P. Manning is the principal of Boston Capital Partners, Inc.

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. . On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective.As of December 31, 2004, subscriptions had been received and accepted by the Fund for 9,079,604 BAC's representing capital contributions of $90,796,040.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the December 31, 2004:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	N/A	3,301,898	$33,018,980

The Fund was continuing to offer BACs in Series 49 as of the date of this filing.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2004 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of December 31, 2004 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 700,953
Due after one year	8,157,387
Total	$8,858,340

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended December 31, 2004, Boston Capital Securities, Inc. received $404,930 from Series 49, as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended December 31, 2004, Series 49 $1,715,560 for acquisition fees to Boston Capital Holdings Limited Partnership.

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management L.P.

The fund management fees accrued for the quarter ended December 31, 2004 are as follows:
2004
Series 47	$ 57,213
Series 48	26,599
Series 49	6,001
Total	$ 89,813

The fund management fees paid for the quarter ended December 31, 2004 are as follows:
2004
Series 47	$ 43,596
Series 48	28,767
Total	$ 72,363

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2004 the Fund has limited partnership interests in 28 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2004 is as follows:
2004
Series 47	13
Series 48	11
Series 49	4
Total	28

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the nine months ended September 30, 2004. Since the Operating Partnerships in which the Fund had invested as of September 30, 2004 were under construction, there are no financial results to report.

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

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 180 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2004 Boston Capital Tax Credit Fund V LP did have any amounts outstanding on the line of credit.

The Fund is accruing a portion of the fund management fees for Series 47 and Series 48 in order to maintain adequate Fund reserves. The Fund is also accruing the fund management fees for Series 49 during the offering period. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $33,018,980 representing 3,478,334, 2,299,372 and 3,301,898 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2004.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 13 Operating Partnerships in the amount of $26,362,982.

During the quarter ended December 31, 2004, Series 47 recorded capital contribution releases of $3,804,358. Series 47 has outstanding contributions payable in the amount of $10,172,175 as of December 31, 2004. Of the amount outstanding $1,193,600 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $8,978,575 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,273,573.

During the quarter ended December 31, 2004, Series 48 recorded capital contribution releases of $1,358,862. Series 48 has outstanding contributions payable in the amount of $10,408,772 as of December 31, 2004. Of the amount outstanding $1,273,628 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $9,135,144 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004, and the Fund was continuing to offer BACs in Series 49 as of the date of this filing. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 4 Operating Partnerships in the amount of $15,537,004.

During the quarter ended December 31, 2004, Series 49 recorded capital contribution releases of $1,425,308. Series 49 has outstanding contributions payable in the amount of $13,517,818 as of December 31, 2004. The remaining contributions will be released from available net offering proceeds, additional net offering proceeds and collection accounts receivable, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Fleet National Bank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2004 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of December 31, 2004 the Fund held limited partnership interests in 28 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2004 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund offers additional BACs in Series 49 and other series.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The total fund management fee incurred for the quarter ended December 31, 2004 was $147,681.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2004 the series had a total of 13 properties all of were under construction. Since all of the properties were acquired after December 31, 2003, there is no comparative information to report.

The properties acquired as of September 30, 2004 were all under construction, therefore the series does not have any current property operations to report.

Series 48

As of December 31, 2004 the series had a total of 11 properties all of were under construction. Since all of the properties were acquired after December 31, 2003, there is no comparative information to report.

The properties acquired as of September 30, 2004 were all under construction, therefore the series does not have any current property operations to report.

Series 49

As of December 31, 2004 the series had acquired 4 properties that was still under construction. Since the property was acquired after December 31, 2003, there is no comparative information to report.

The series has not acquired any properties of September 30, 2004, therefore it does not have any current property operations to report.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 22, 2005		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

February 22, 2005	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.