Form 10-K
period 2005-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2005-07-15
CIK 1267425

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005 or

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

Registrants telephone number, including area code (617)624-8900

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check Mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act),

YES	☐	NO	☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document

Parts I, III as supplemented	October 22, 2003 Registration Statement December 24, 2003 Prospectus

Parts II, IV	Form 8-K dated October 21, 2003
Form 8-K dated January 1, 2004
Form 8-K dated January 1, 2004
Form 8-K dated January 1, 2004
Form 8-K dated January 27, 2004
From 8-K dated March 22, 2004
From 8-K dated March 26, 2004
Form 8-K dated October 1, 2004

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2005

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC.  As of March 31, 2005, subscriptions had been received and accepted by the General Partner in Series 47 for 1,844,945 BAC’s representing capital contributions of $18,449,450.  On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective.  As of March 31, 2005, subscriptions had been received and accepted by the General Partner in Series 47, Series 48, and Series 49 for 10,785,967 BAC’s representing capital contributions of $107,859,670.

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

As of March 31, 2005 the Fund had invested in 15 Operating Partnerships on behalf of Series 47, 10 Operating Partnerships on behalf of Series 48 and 8 Operating Partnerships on behalf of Series 49.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.                    Properties

The Fund has acquired a Limited Partnership interest in 33 Operating Partnerships in three series, identified in the table set forth below.  The Apartment Complex owned by the Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.” The Operating Partnership and the respective Apartment Complex is described more fully in the Prospectus.  The General Partner believes that there is adequate casualty insurance on the properties.

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05		Cap Con paid thru 3/31/05
Continental Terrace Apartments	Fort Worth, TX	200	$6,171,388	03/04	U/C	60	%*	2,135,000

Countrybook Apartments	Champagne, IL	150	7,430,861	06/04	U/C	N/A		1,730,915

La Maison Apartments	Lake Charles, LA	78	2,636,000	06/04	12/04	79	%*	1,754,825

Marion Apartments	Marion, MI	32	1,247,927	07/04	12/04	100%		360,564

Mayfair Park Development LLC	Houston, TX	178	9,500,000	03/04	U/C	N/A		1,938,779

McEver Vineyards Apts	Gainesville, GA	220	11,000,000	11/03	12/04	61	%*	1,660,485

Mira Vista Apartments	Santa Anna, TX	24	315,700	03/04	03/05	58	%*	386,137

Park Plaza Apartments	Temple, OK	14	766,315	11/04	11/04	100%		163,329

Parkland Manor	Leitchfield, KY	74	1,844,851	07/04	U/C	N/A		1,925,979

Pecan Creek Apartments	Hillsboro, TX	48	1,223,041	03/04	U/C	N/A		799,345

Sandpiper Apartments	Carrollton, AL	52	1,165,665	04/04	11/04	100%		1,286,368

The Masters Apartments	Kerrville, TX	144	8,000,000	06/04	U/C	N/A		609,322

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05		Cap Con paid thru 3/31/05
The Vistas Apartments	Marble Falls, TX	124	6,000,000	03/04	U/C	43	%*	1,781,872

Valleyview Apartments	Canneyville, KY	24	721,921	10/04	12/04	100%		295,320

Wellington Park Apts.	Houston, TX	244	13,350,000	03/04	U/C	N/A		1,487,851

U/C Property was under construction at March 31, 2005.

*Property was in lease-up phase as of March 31, 2005.

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05		Cap Con paid thru 3/31/05
Colusa Avenue Apts.	Chowchilla, CA	38	$1,932,074	07/04	U/C	100%		231,431

Contempo Apartments	Hammond, LA	48	440,469	08/04	U/C	N/A		445,615

Mason’s Pointe II Apartments	Hopkinsville, KY	41	945,412	04/04	03/05	56	%*	1,572,832

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	U/C	N/A		1,938,779

McEver Vineyards Apartments	Gainesville, GA	220	11,000,000	11/03	12/04	61	%*	1,660,484

Starlite Village Apartments	Elizabethtown KY	40	1,623	11/04	U/C	N/A		—

The Links Apartments	Umatilla, OR	24	1,618,531	06/04	11/04	58	%*	459,874

The Masters Apartments	Kerrville, TX	144	8,000,000	06/04	U/C	N/A		609,322

Wellington Park Apartments	Houston, TX	244	13,350,002	01/04	U/C	28	%*	1,487,851

Wyndam Place Senior Residences	Emporia, KS	42	892,777	08/04	U/C	N/A		1,762,704

U/C Property was under construction at March 31, 2005.

*Property was in lease-up phase as of March 31, 2005.

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance as of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con paid thru 3/31/05

Columbia Senior Residences at Mr. Pleasant,LP	Atlanta, GA	78	1,087,507	12/04	U/C	N/A	—

Linden’s Apartments	Shawnee, OK	54	N/A	12/04	U/C	N/A	1,030,768

Post Oak East Apartments	Fort Worth, TX	246	13,600,000	07/04	U/C	N/A	1,527,017

Ridgeview Terrace Apartments	Mount Vernon, WA	80	N/A	01/05	U/C	N/A	1,051,063

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,450,000	08/04	U/C	N/A	2,019,186

Rosewood Apartments	Lenexa, KS	144	N/A	12/05	U/C	N/A	1,888,298

The Gardens of Athens	Athens, TX	32	N/A	01/05	U/C	N/A	580,024

Union Square Apartments	Junction City, LA	32	N/A	02/05	U/C	N/A	463,028

U/C Property was under construction at March 31, 2005.
*Property was in lease-up phase as of March 31, 2005.

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
As of March 31, 2005, the Fund has 4,889 BAC holders for an aggregate of 10,785,967 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 1,572 investors holding 3,478,334 BACs, Series 48 consists of 1,081 investors holding 2,299,372 BACs and Series 49 consists of 2,236 investors holding 5,008,261 BACs at March 31, 2005.

	(c)	Dividend history and restriction
The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 15, 2003 through March 31, 2005.

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

Item 6.                    Selected Financial Data

The information set forth below presents selected financial data of the Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.  Selected financial data for years or periods ended March 31,

	(UNAUDITED)*
Operations	2005	2004
Interest & Other Income	$362,852	$3,814

Share of Loss of Operating Partnerships	(1,206,897)	—

Operating Expenses	(1,320,843)	(26,315)

Net Income (Loss)	$(2,164,888)	$(22,501)

Net Income (Loss) per BAC	$(0.34)	$(.07)

Balance Sheet	2005	2004

Total Assets	$126,983,547	$23,220,783

Total Liabilities	$34,685,282	$7,343,224

Partners’ Capital	$92,298,265	$15,877,559

 *Refer to Exceptions to Certifications discussing presentation of Unaudited Financial Statements

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

The Fund has entered into a line of credit financing agreement with an agent bank whereby the Fund can borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships.  Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line.  The repayment of any draws is anticipated to be made once the Fund has received sufficient investor proceeds.  Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank.  The obligations under the line of credit are non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged.  The Fund did not have any draws outstanding on the line of credit as of March 31, 2005.

Capital Resources

The Fund is offering BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004.  As of March 31, 2005 the Fund had received and accepted subscriptions for $107,859,670 representing 10,785,967 BACs from investors admitted as BAC Holders in Series 47 through Series 49 of the Fund.  As of March 31, 2005 the Fund was continuing to offer BACs in Series 49.  Series 49 concluded offering BACs on April 29, 2005.

(Series 47).  The Fund commenced offering BACs in Series 47 on January 2, 2004.  The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC Holders in Series

47.  Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2005, $10,206,661 of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,279,547 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 47 has outstanding contributions payable to the operating partnership in the amount of $7,963,457 as of March 31, 2005. Of the total amount outstanding, $799,139 has been loaned or advanced to the Operating Partnerships.  The loans and advances will be converted to equity and the remaining contributions of $7,164,318 will be released when the Operating Partnerships have achieved the conditions set forth in its partnership agreement.

(Series 48).  The Fund commenced offering BACs in Series 48 on May 11, 2004.  The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC Holders in Series 48.  Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2005, $10,206,661 of Series 48 net offering proceeds were used to pay installments of its capital contributions to 9 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 48 had been used to invest in 10 Operating Partnerships in an aggregate amount of $17,391,529 and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 48 has outstanding contributions payable to the operating partnership in the amount of $7,222,638 as of March 31, 2005. Of the total amount outstanding, $1,163,600 has been loaned or advanced to the Operating Partnerships.  The loans and advances will be converted to equity and the remaining contributions of $6,059,038 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

(Series 49).  The Fund commenced offering BACs in Series 49 on August 24, 2004.  The Fund received and accepted subscriptions for $50,082,610 representing 5,008,261 BACs from investors admitted as BAC Holders in Series 49 as of March 31, 2005.  The Fund was continuing to offer BACs in Series 49 as of March 31, 2005.

During the fiscal year ended March 31, 2005, $8,606,847 of Series 49 net offering proceeds were used to pay installments of its capital contributions to 8 Operating Partnerships.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 49 had been used to invest in 8 Operating Partnerships in an aggregate amount of $26,874,816, and the Fund had not completed payment of all installments of its capital contributions to any of the Operating Partnerships. Series 49 has outstanding contributions payable to the operating partnership in the amount of $18,315,431 as of March 31, 2005.  Of the total amount outstanding, $302,993 has been loaned or advanced to the Operating Partnerships.  The loans and advances will be converted to equity and the remaining contributions of $18,012,438 will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal year ended March 31, 2005 and 2004 was $635,518 and $13,945, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47).  As of March 31, 2005 the average Qualified Occupancy for the series was 69.0%. The series had a total of 15 properties as of March 31, 2005.  Out of the total, 4 were at 100% qualified occupancy and 4 were in initial lease-up.  The series also had 5 properties under construction, and 2 properties with multiple buildings, some of which were under construction and some of which had just begun initial lease up at March 31, 2005.  Since the properties acquired as of March 31, 2004 were all under construction, there is no comparative information to report.

For the tax year ended December 31, 2004 the series, in total, generated $1,090,042 in passive income tax losses that were passed through to investors. The series also provided tax credits to the investors.  Below is a summary of tax credits per BAC by month of admission.

January	$.102
February	$.094
March	$.085
April	$.077

Since all of the investors were admitted subsequent to December 31, 2003, there is no comparative information to report.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 47 was $25,394,408 and $7,130,566, respectively.  The increase was the result of the acquisition of 12 additional Operating Partnerships.  The amount was also effected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2005 and for the period ended March 31, 2004, the net loss of the series was $1,514,651 and $22,501, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, organization costs and interest income.  It is anticipated that the net loss for Series 47 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

(Series 48).  As of March 31, 2005 the average Qualified Occupancy for the series was 60.6%. The series had a total of 10 properties as of March 31, 2005.  Out of the total, 3 were in initial lease-up and two were under construction.  The series also had 2 properties with multiple buildings, some of which were under construction and some of which had just begun initial lease up at March 31, 2005.  Since the series had not commenced operations as of March 31, 2004, there is no comparative information to report.

For the tax year ended December 31, 2004 the series, in total, generated $302,368 in passive income tax losses that were passed through to investors. The series did not generate any tax credits to be passed through to investors for the year ended December 31, 2004.  Since all of the investors were admitted subsequent to December 31, 2003, there is no comparative information to report.

As of March 31, 2005, Investments in Operating Partnerships for Series 48 was $17,215,034.  The series acquired 10 Operating Partnerships.  The investment value was effected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2005, the net loss of the series was $508,620. The major components of the amount were share of losses from operating partnerships, partnership management fees, organization costs and interest income.  It is anticipated that the net loss for Series 48 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

(Series 49).  As of March 31, the series had a total of 8 properties all of which were under construction.  Since the series had not commenced operations as of March 31, 2004, there is no comparative information to report.

For the tax year ended December 31, 2004 the series, in total, generated $65,976 in passive income that was passed through to investors. The series did not generate any tax credits to be passed through to investors for the year ended December 31, 2004.  Since all of the investors were admitted subsequent to December 31, 2003, there is no comparative information to report.

As of March 31, 2005, Investments in Operating Partnerships for Series 49 was $26,922,278.  The series acquired 8 Operating Partnerships.  Since none of the Operating Partnerships had commenced operations, the investment value was not effected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the period ended March 31, 2005, the net loss of the series was $141,617. The major components of the amount were partnership management fees, organization costs and interest income.  It is anticipated that the net loss for Series 49 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the Operating Partnerships and they become fully leased-up and stabilize operations.

Contractual Obligations

As of March 31, 2005, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year	1-3 years	3-5 years	> 5 years
Accounts Payable and Accrued Expenses	$769,246	$769,246	$—	$—	$—
Accounts Payable-Affiliates	414,510	414,510	—	—	—
Line of Credit	—	—	—	—	—
Capital Contributions Payable	33,501,526	26,537,640	6,531,466	432,420	—

Total	$34,685,282	$27,721,396	$6,531,466	$432,420	$—

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

Recent Accounting Pronouncements

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 - Revised (“FIN46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE.  However, management does not consolidate the partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary.  The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Exceptions to Certifications

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January and February and refer to Generally Accepted Auditing Standards.  We have all appropriate originally signed opinions from the operating partnerships, however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Therefore, we are filing our 10-K as “UNAUDITED” as it is without an audit opinion.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 60, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 43, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2005 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2005 was $635,518.

2.  The Fund has reimbursed an affiliate of the General Partner a total of $95,169 for amounts charged to operations during the year ended March 31, 2005.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

3.  The Fund has reimbursed affiliates of the General Partner a total of $228,319 for amounts charged to syndication during the year ended March 31, 2005.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

4.  The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests.  During the 2005 fiscal year, the Fund accrued or paid $5,722,219 of acquisition fees and expenses to the General Partner or its affiliates.

5.  Dealer Manager fees of $1,286,003 were accrued or paid to Boston Capital Services, Inc. during the 2005 fiscal year in respect to the sale of units.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2005, 10,785,967 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 51 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period October 15, 2003 through March 31, 2005.

	(b)	Certain business relationships.

		The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Indebtedness of management.

		None.

	(d)	Transactions with promoters.
		Not applicable.

Item 14.		Principal Accountant Fees and Services

		Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following:

		Fee Type	Series 47	Series 48	Series 49

	(1)	Audit Fees	$10,400	$6,000	$7,500

	(2)	Audit Related Fees	567	567	567
	(3)	Tax Fees	4,495	4,495	2,345
	(4)	All Other Fees	—	—	—

		Total	$15,462	$10,632	$10,412

		Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following:

		Fee Type	Series 47	Series 48	Series 49

	(1)	Audit Fees	$10,000	$—	$—

	(2)	Audit Related Fees	—	—	—
	(3)	Tax Fees	—	—	—
	(4)	All Other Fees	—	—	—

		Total	$10,000	$—	$—

	(5)	Audit Committee
		The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 & 2	Financial Statements; Filed herein as Exhibits 13 - (UNAUDITED)

Boston Capital Tax Credit V L.P.; filed herein as exhibit 13 - (UNAUDITED)

Balance Sheet, March 31, 2005

Statements of Operations for the period ended March 31, 2005

Statements of Changes in Partners’ Capital for the period ended March 31, 2005

Statements of Cash Flows for the period ended March 31, 2005

Notes to Financial Statements, March 31, 2005

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Reports on Form 8-K
On June 23, 2004 the registrant filed a report on 8-K dated October 21, 2003 reporting under Items 5 and 7 the registrant’s investment in Agent Kensington LP

On June 25, 2004 the registrant filed a report on 8-K dated January 9, 2004 reporting under Items 5 and 7 the registrant’s investment in Wagoner Village

On June 25, 2004 the registrant filed a report on 8-K dated January 27, 2004 reporting under Items 5 and 7 the registrant’s investment in Wellington Park Apts. LP

On June 25, 2004 the registrant filed a report on 8-K dated March 22, 2004 reporting under Items 5 and 7 the registrant’s investment in Marble Falls Vistas Apts. LP

On June 25, 2004 the registrant filed a report on 8-K dated March 26, 2004 reporting under Items 5 and 7 the registrant’s investment in CP Continental LP

On January 25, 2005 the registrant filed a report on 8-K dated February 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Deer Meadow Apts. LP

On January 25, 2005 the registrant filed a report on 8-K dated February 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Ocean East of Portland LLC

On January 25, 2005 the registrant filed a report on 8-K dated October 1, 2004 reporting under Items 5 and 7 the registrant’s investment in Clayton Station, Limited

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

Exhibit No. 13 - Financial Statements.

a.             Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein. - (UNAUDITED)

Exhibit No. 28 - Additional exhibits.

a.     Agreement of Limited Partnership of Agent Kensington LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2004).

b.     Agreement of Limited Partnership of Wagoner Village Apts. LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

c.     Agreement of Limited Partnership of Wellington Park Apts. LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

d.     Agreement of Limited Partnership of Marble Falls Vistas Apts.LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

e.     Agreement of Limited Partnership of CP Continental LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

f.      Agreement of Limited Partnership of Deer Meadow Apts. LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

g.     Agreement of Limited Partnership of Ocean East of Portland, LLC (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

h.     Agreement of Limited Partnership of Clayton Station Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: July 14 2005		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.
John P. Manning

July 14 2005	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Financial
	Marc N. Teal	and Accounting Officer, Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer, BCTC V Assignor Corp.