Form 10-Q
period 2005-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2005-08-22
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2005

                                             or

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

Yes	X	No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-10
Statements of Changes in Partners' Capital	11-13
Statements of Cash Flows	14-21
Notes to Financial Statements	22-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-31

Item 3. Quantitative and Qualitative Disclosure About Market Risk	33

Item 4. Evaluation of Disclosure and Procedures	33

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	34

Signatures	35

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 84,115,731	$ 69,531,720

OTHER ASSETS

Cash and cash equivalents	29,004,440	33,668,430
Investments	13,087,032	8,694,513
Notes receivable	3,258,743	766,381
Acquisition costs	8,943,630	8,242,330
Other assets	5,636,393	6,080,173
	$144,045,969	$126,983,547

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 353,001	$ 769,246
Accounts payable affiliates	621,366	414,510
Capital contributions payable	42,445,693	33,501,526
Line of credit	-	-
	43,420,060	34,685,282

PARTNERS' CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding, as of June 30, 2005	100,659,214	92,416,511
General Partner	(7,062)	(5,469)
Unrealized gain (loss) on securities
Available for sale, net	(26,243)	(112,777)
	100,625,909	92,298,265
	$144,045,969	$126,983,547

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 24,900,364	$ 25,394,408

OTHER ASSETS
Cash and cash equivalents	3,137,756	1,965,813
Investments	3,267,941	5,789,950
Notes receivable	650,059	278,096
Acquisition costs	2,746,393	2,797,910
Other assets	728,877	718,213
	$ 35,431,390	$ 36,944,390

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 93,913	$ 135,103
Accounts payable affiliates	342,607	244,399
Capital contributions payable	6,763,226	7,963,457
Line of credit	-	-
	7,199,746	8,342,959

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of June 30, 2005	28,243,284	28,675,468
General Partner	(4,926)	(3,843)
Unrealized gain (loss) on securities
available for sale, net	(6,714)	(70,194)
	28,231,644	28,601,431
	$ 35,431,390	$ 36,944,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	June 30, 2004 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,174,599	$17,215,034

OTHER ASSETS
Cash and cash equivalents	3,917,177	3,559,396
Investments	484,110	2,904,563
Notes receivable	557,254	185,292
Acquisition costs	2,007,180	1,996,000
Other assets	981,291	980,409
	$25,121,611	$26,840,694

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 68,494	$ 77,805
Accounts payable affiliates	181,537	121,984
Capital contributions payable	5,526,277	7,222,638
Line of credit	-	-
	5,776,308	7,422,427

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of June 30, 2005	19,343,627	19,462,122
General Partner	(1,559)	(1,272)
Unrealized gain (loss) on securities
Available for sale, net	3,235	(42,583)
	19,345,303	19,418,267
	$25,121,611	$26,840,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$42,040,768	$26,922,278

OTHER ASSETS
Cash and cash equivalents	21,949,507	28,143,221
Investments	9,334,981	-
Notes receivable	2,051,430	302,993
Acquisition costs	4,190,057	3,448,420
Other assets	3,926,225	4,381,551
	$83,492,968	$63,198,463

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 190,594	$ 556,338
Accounts payable affiliates	97,222	48,127
Capital contributions payable	30,156,190	18,315,431
Line of credit	-	-
	30,444,006	18,919,896

PARTNERS CAPITAL

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding, as of June 30, 2005	53,072,303	44,278,921
General Partner	(577)	(354)
Unrealized gain (loss) on securities
Available for sale, net	(22,764)	-
	53,048,962	44,278,567
	$83,492,968	$63,198,463

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 197,798	$ 21,419
Other income	-	-
	197,798	21,419

Share of loss from Operating Partnerships (Note D)	(366,372)	-

Expenses
Professional fees	45,709	7,533
Fund management fee (Note C)	253,719	32,064
Organization costs	-	201,466
Amortization	85,473	-
General and administrative expenses	83,637	28,924
	468,538	269,987

NET INCOME (LOSS)	$ (637,112)	$ (248,568)

Net income (loss) allocated to limited partners	$ (635,519)	$ (247,946)

Net income (loss) allocated to general partner	$ (1,593)	$ (622)

Net income (loss) per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2005	2004

Income
Interest income	$ 50,998	$ 20,750
Other income	-	-
	50,998	20,750

Share of loss from Operating Partnerships(Note D)	(318,537)	-

Expenses
Professional fees	9,810	6,508
Fund management fee (Note C)	98,208	32,064
Organization costs	-	99,946
Amortization	26,770	-
General and administrative expenses	30,940	25,241
	165,728	163,759

NET INCOME (LOSS)	$ (433,267)	$ (143,009)

Net income (loss) allocated to limited partners	$ (432,184)	$ (142,651)

Net income (loss) allocated to general partner	$ (1,083)	$ (358)

Net income (loss) per BAC	$ (.12)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2005	2004

Income
Interest income	$ 26,969	$ 669
Other income	-	-
	26,969	669

Share of loss from Operating Partnerships(Note D)	(42,560)	-

Expenses
Professional fees	6,233	1,025
Fund management fee (Note C)	59,553	-
Organization costs	-	101,520
Amortization	18,759	-
General and administrative expenses	14,695	3,683
	99,240	106,228

NET INCOME (LOSS)	$ (114,831)	$ (105,559)

Net income (loss) allocated to limited partners	$ (114,544)	$ (105,295)

Net income (loss) allocated to general partner	$ (287)	$ (264)

Net income (loss) per BAC	$ (.05)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

2005

Income
Interest income	$ 119,831
Other income	-
119,831

Share of loss from Operating Partnerships(Note D)	(5,275)

Expenses
Professional fees	29,666
Fund management fee (Note C)	95,958
Organization costs	-
Amortization	39,944
General and administrative expenses	38,002
203,570

NET INCOME (LOSS)	$ (89,014)

Net income (loss) allocated to limited partners	$ (88,791)

Net income (loss) allocated to general partner	$ (223)

Net income (loss) per BAC	$ (.01)

Series 49 had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2005	$ 92,416,511	$ (5,469)	$ (112,777)	$ 92,298,265

Capital contributions	9,916,881	-	-	9,916,881

Selling commissions and registration costs	(1,038,659)	-	-	(1,038,659)

Net income (loss)	(635,519)	(1,593)	-	(637,112)

Unrealized income (loss) on securities available for sale	-	-	86,534	86,534

Partners' capital (deficit), June 30, 2005	$100,659,214	$ (7,062)	$ (26,243)	$100,625,909

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2005	$ 28,675,468	$ (3,843)	$ (70,194)	$ 28,601,431

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(432,184)	(1,083)	-	(433,267)

Unrealized income (loss) on securities available for sale	-	-	63,480	63,480

Partners' capital (deficit), June 30, 2005	$ 28,243,284	$ (4,926)	$ (6,714)	$ 28,231,644

Series 48
Partners' capital (deficit) April 1, 2005	$ 19,462,122	$ (1,272)	$ (42,583)	$ 19,418,267

Capital contributions	-	-	-	-

Selling commissions and registration costs	(3,951)	-	-	(3,951)

Net income (loss)	(114,544)	(287)	-	(114,831)

Unrealized income (loss) on securities available for sale	-	-	45,818	45,818

Partners' capital (deficit), June 30, 2005	$ 19,343,627	$ (1,559)	$ 3,235	$ 19,345,303

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2005	$ 44,278,921	$ (354)	$ -	$ 44,278,567

Capital contributions	9,916,881	-	-	9,916,881

Selling commissions and registration costs	(1,034,708)	-	-	(1,034,708)

Net income (loss)	(88,791)	(223)	-	(89,014)

Unrealized income (loss) on securities available for sale	-	-	(22,764)	(22,764)

Partners' capital (deficit), June 30, 2005	$ 53,072,303	$ (577)	$ (22,764)	$ 53,048,962

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (637,112)	$ (248,568)
Adjustments
Amortization	85,473	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	366,372	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(416,245)	70,474
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	443,780	593,226
(Decrease) Increase in accounts payable affiliates	206,856	(299,998)

Net cash (used in) provided by operating activities	49,124	115,134

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(907,333)	(1,868,183)
Capital contributions paid to Operating Partnerships	(5,885,656)	(5,956,781)
Advances to Operating Partnerships	(2,492,362)	(468,000)
Investments	(4,305,985)	(5,547,898)

Net cash (used in) provided by investing activities	(13,591,336)	(13,840,862)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,038,659)	(3,026,099)
Line of credit	-	(2,678,132)
Capital contributions received	9,916,881	25,160,750

Net cash (used in) provided by financing activities	8,878,222	19,456,519

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,663,990)	5,730,791

Cash and cash equivalents, beginning	33,668,430	6,659,989

Cash and cash equivalents, ending	$ 29,004,440	$ 12,390,780

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 6,965,413	$ 10,187,914

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (433,267)	$ (143,009)
Adjustments
Amortization	26,770	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	318,537	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(41,190)	(672,851)
Decrease (Increase) in accounts receivable	(10,664)	4,570,129
(Decrease) Increase in accounts payable affiliates	98,208	(355,065)

Net cash (used in) provided by operating activities	(41,606)	3,399,204

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	23,284	(1,244,047)
Capital contributions paid to Operating Partnerships	(1,023,261)	(5,179,617)
Advances to Operating Partnerships	(371,963)	(468,000)
Investments	2,585,489	(5,547,898)

Net cash (used in) provided by investing activities	1,213,549	(12,439,562)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended June 30,
(Unaudited)

Series 47

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,975,825)
Line of credit	-	(2,678,132)
Capital contributions received	-	16,333,890

Net cash (used in) provided by financing activities	-	11,679,933

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,171,943	2,639,575

Cash and cash equivalents, beginning	1,965,813	6,659,989

Cash and cash equivalents, ending	$ 3,137,756	$ 9,299,564

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 4,211,462

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (114,831)	$ (105,559)
Adjustments
Amortization	18,759	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	42,560	-
Changes in assets and liabilities
Decrease (Increase) in organization costs	-	-
(Decrease) Increase in accounts payable and accrued expenses	(9,311)	743,325
Decrease (Increase) in accounts receivable	(882)	(3,976,903)
(Decrease) Increase in accounts payable affiliates	59,553	55,067
Net cash (used in) provided by operating activities	(4,152)	(3,284,070)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(32,064)	(624,136)
Capital contributions paid to Operating Partnerships	(1,696,361)	(777,164)
Advances to Operating Partnerships	(371,962)	-
Investments	2,466,271	-

Net cash (used in) provided by investing activities	365,884	(1,401,300)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,951)	(1,050,274)
Line of credit	-	-
Capital contributions received	-	8,826,860

Net cash (used in) provided by financing activities	(3,951)	7,776,586

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	357,781	3,091,216

Cash and cash equivalents, beginning	3,559,396	-

Cash and cash equivalents, ending	$ 3,917,177	$ 3,091,216

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 5,976,452

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

2005
Cash flows from operating activities:

Net income (loss)	$ (89,014)
Adjustments
Amortization	39,944
Distributions from Operating Partnerships	-
Share of Loss from Operating Partnerships	5,275
Changes in assets and liabilities
Decrease (Increase) in organization costs	-
(Decrease) Increase in accounts payable and accrued expenses	(365,744)
Decrease (Increase) in accounts receivable	455,326
(Decrease) Increase in accounts payable affiliates	49,095
Net cash (used in) provided by operating activities	94,882

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(898,553)
Capital contributions paid to Operating Partnerships	(3,166,034)
Advances to Operating Partnerships	(1,748,437)
Investments	(9,357,745)

Net cash (used in) provided by investing activities	(15,170,769)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,034,708)
Line of credit	-
Capital contributions received	9,916,881

Net cash (used in) provided by financing activities	8,882,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,193,714)

Cash and cash equivalents, beginning	28,143,221

Cash and cash equivalents, ending	$ 21,949,507

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 6,965,413

Series 49 had not commenced operations as of June 30, 2004 therefore it does not have comparative information to report.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of June 30, 2005, subscriptions had been received and accepted by the Fund for 11,777,706 BAC's representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the June 30, 2005:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2005 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30, 2005 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 2,024,405
Due after one year	11,088,870
Total	$13,113,275

The fair market value of the securities is $13,087,032. The difference being an unrealized loss on securities available for sale of $26,243, as of June 30, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

For the quarter ended June 30, 2005, Boston Capital Securities, Inc. received $138,469 from Series 49, as Dealer-Manager fees for marketing advice and investment banking services performed at the time of the Fund's offering of BACs.

Boston Capital Holdings L.P. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's acquisition of interest in the Operating Partnerships. During the quarter ended June 30, 2005, Series 49 paid $634,685 for acquisition fees to Boston Capital Holdings Limited Partnership.

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2005 and 2004 are as follows:
	2005	2004
Series 47	$ 98,208	$ 10,159
Series 48	59,553	-
Series 49	95,958	-
Total	$ 253,719	$ 10,159

The fund management fees paid for the quarter ended June 30, 2005 and 2004 are as follows:
	2005	2004
Series 47	$ -	$ 21,905
Series 48	-	-
Series 49	-	-
Total	$ -	$ 21,905

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2005 and 2004 the Fund has limited partnership interests in 37 and 10 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2005 and 2004 is as follows:
	2005	2004
Series 47	15	7
Series 48	10	3
Series 49	12	-
Total	37	10

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the three months ended March 31, 2005.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 47* 2005

Revenues
Rental	$ 316,731
Interest and other	26,720
343,451

Expenses
Interest	120,872
Depreciation and amortization	146,519
Operating expenses	397,815
665,206

NET LOSS	$ (321,755)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (318,537)

Net loss allocated to other Partners	$ (3,218)

*The Operating Partnerships in Series 47 did not commence operations until after March 31, 2004, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 48* 2005

Revenues
Rental	$ 87,417
Interest and other	4,079
91,496

Expenses
Interest	23,359
Depreciation and amortization	33,919
Operating expenses	77,208
134,486

NET LOSS	$ (42,990)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (42,560)

Net loss allocated to other Partners	$ (430)

*The Operating Partnerships in Series 48 did not commence operations until after March 31, 2004, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

Series 49* 2005

Revenues
Rental	$ 62,121
Interest and other	4,174
66,295

Expenses
Interest	20,368
Depreciation and amortization	-
Operating expenses	51,255
71,623

NET LOSS	$ (5,328)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (5,275)

Net loss allocated to other Partners	$ (53)

*The Operating Partnerships in Series 49 did not commence operations until after March 31, 2004, therefore, they do not have comparative information to report.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2005 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Citibank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2005 Boston Capital Tax Credit Fund V LP did have any amounts outstanding on the line of credit.

The Fund is accruing the fund management fees for Series 47 and Series 48 in order to maintain adequate Fund reserves. The Fund is also accruing the fund management fees for Series 49. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2005.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,279,545.

During the quarter ended June 30, 2005, Series 47 recorded capital contribution releases of $1,023,261. Series 47 has outstanding contributions payable in the amount of $6,763,226 as of June 30, 2005. Of the amount outstanding $1,171,112 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $5,592,114 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $17,391,529.

During the quarter ended June 30, 2005, Series 48 recorded capital contribution releases of $1,696,361. Series 48 has outstanding contributions payable in the amount of $5,526,277 as of June 30, 2005. Of the amount outstanding $1,535,562 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $3,990,715 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 12 Operating Partnerships in the amount of $41,881,608.

During the quarter ended June 30, 2004, Series 49 recorded capital contribution releases of $3,166,034. Series 49 has outstanding contributions payable in the amount of $30,156,190 as of June 30, 2004. Of the amount outstanding $4,723,437 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $25,432,753 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Citibank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of June 30, 2005 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of June 30, 2005 the Fund held limited partnership interests in 37 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2005 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships, and the Fund offers additional BACs in Series 49 and other series.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The total fund management fee incurred for the quarter ended June 30, 2005 was $253,719.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2005 the average Qualified Occupancy was 72.9%. The series had a total of 15 properties at June 30, 2005. Out of the total 7 were at 100% Qualified Occupancy and 4 were in initial lease up. The series also had 4 properties with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2005. Since all of the properties were acquired after June 30, 2004, there is no comparative information to report.

For the period ended June 30, 2005, Series 47 reflects net loss from Operating Partnerships of $(321,755), which includes depreciation and amortization of $146,519. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of June 30, 2005 the average Qualified Occupancy was 73.7%. The series had a total of 10 properties at June 30, 2005. Out of the total 2 were at 100% Qualified Occupancy and 3 were in initial lease up. The series also had 4 properties that were still under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2005. Since all of the properties were acquired after June 30, 2004, there is no comparative information to report.

For the period ended June 30, 2005, Series 48 reflects net loss from Operating Partnerships of $(42,990), which includes depreciation and amortization of $33,919. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of June 30, 2005 the average Qualified Occupancy was 100%. The series had a total of 12 properties at June 30, 2005. Out of the total 1 was at 100% Qualified Occupancy. The series also had 11 properties that were still under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2005. Since all of the properties were acquired after June 30, 2004, there is no comparative information to report.

For the period ended June 30, 2005, Series 49 reflects net loss from Operating Partnerships of $(5,328). This is an interim period estimate; it is not indicative of the final year end results.

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

Exceptions to Certifications

The March 31, 2005 Balance Sheet of Boston Capital Tax Credit Fund V L.P. is presented as unaudited in the Form 10-Q as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests.

Historically, the audits, and the reports thereon, of the local operating partnerships (typically owned 99% by the registrant) were performed in accordance with Generally Accepted Auditing Standards (GAAS).

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

Our independent registered public accounting firm has performed an audit of the registrant for the period ending March 31, 2005, but could not issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-Q with March 31, 2005 balance sheets as "UNAUDITED" as it is without an audit opinion.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 22, 2005		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

August 22, 2005	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.