Form 10-Q
period 2005-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2005-11-21
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2005

                                             or

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

Yes	No	X

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-35

Item 3. Quantitative and Qualitative Disclosure About Market Risk	37

Item 4. Evaluation of Disclosure and Procedures	37

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 86,324,868	$ 69,531,720

OTHER ASSETS

Cash and cash equivalents	16,087,914	33,668,430
Investments	13,384,491	8,694,513
Notes receivable	3,784,017	766,381
Acquisition costs net	9,086,421	8,242,330
Other assets	5,247,737	6,080,173
	$133,915,448	$126,983,547

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 353,101	$ 769,246
Accounts payable affiliates	874,739	414,510
Capital contributions payable	32,726,349	33,501,526
Line of credit	-	-
	33,954,189	34,685,282

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 and 10,785,967 issued and outstanding, as of September 30, 2005 and March 31, 2005, respectively	99,996,225	92,416,511
General Partner	(8,723)	(5,469)
Unrealized gain (loss) on securities
Available for sale, net	(26,243)	(112,777)
	99,961,259	92,298,265
	$133,915,448	$126,983,547

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 24,538,100	$ 25,394,408

OTHER ASSETS
Cash and cash equivalents	1,412,083	1,965,813
Investments	3,288,108	5,789,950
Notes receivable	1,245,069	278,096
Acquisition costs net	2,759,782	2,797,910
Other assets	316,466	718,213
	$ 33,559,608	$ 36,944,390

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 93,913	$ 135,103
Accounts payable affiliates	440,641	244,399
Capital contributions payable	5,289,110	7,963,457
Line of credit	-	-
	5,823,664	8,342,959

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of September 30, 2005	27,748,823	28,675,468
General Partner	(6,165)	(3,843)
Unrealized gain (loss) on securities
available for sale, net	(6,714)	(70,194)
	27,735,944	28,601,431
	$ 33,559,608	$ 36,944,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,207,076	$17,215,034

OTHER ASSETS
Cash and cash equivalents	2,069,639	3,559,396
Investments	487,098	2,904,563
Notes receivable	557,254	185,292
Acquisition costs net	2,049,896	1,996,000
Other assets	979,908	980,409
	$23,350,871	$26,840,694

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 68,494	$ 77,805
Accounts payable affiliates	241,090	121,984
Capital contributions payable	3,785,564	7,222,638
Line of credit	-	-
	4,095,148	7,422,427

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of September 30, 2005	19,254,271	19,462,122
General Partner	(1,783)	(1,272)
Unrealized gain (loss) on securities
Available for sale, net	3,235	(42,583)
	19,255,723	19,418,267
	$23,350,871	$26,840,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$44,579,692	$26,922,278

OTHER ASSETS
Cash and cash equivalents	12,606,192	28,143,221
Investments	9,609,285	-
Notes receivable	1,981,694	302,993
Acquisition costs net	4,276,743	3,448,420
Other assets	3,951,363	4,381,551
	$77,004,969	$63,198,463

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 190,694	$ 556,338
Accounts payable affiliates	193,008	48,127
Capital contributions payable	23,651,675	18,315,431
Line of credit	-	-
	24,035,377	18,919,896

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 and $5,008,261 issued and outstanding, as of September 30, 2005 and March 31, 2005, respectively	52,993,131	44,278,921
General Partner	(775)	(354)
Unrealized gain (loss) on securities
Available for sale, net	(22,764)	-
	52,969,592	44,278,567
	$77,004,969	$63,198,463

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 184,360	$ 50,554
Other income	-	-
	184,360	50,554

Share of loss from Operating Partnerships (Note D)	(372,316)	-

Expenses
Professional fees	64,672	12,030
Fund management fee (Note C)	253,373	110,073
Organization costs	-	-
Amortization	87,106	-
General and administrative expenses	71,543	60,346
	476,694	182,449

NET INCOME (LOSS)	$ (664,650)	$ (131,895)

Net income (loss) allocated to limited partners	$ (662,989)	$ (131,566)

Net income (loss) allocated to general partner	$ (1,661)	$ (329)

Net income (loss) per BAC	$ (.06)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2005	2004

Income
Interest income	$ 32,064	$ 40,295
Other income	-	-
	32,064	40,295

Share of loss from Operating Partnerships(Note D)	(357,576)	-

Expenses
Professional fees	24,340	11,775
Fund management fee (Note C)	98,034	94,017
Organization costs	-	-
Amortization	26,934	-
General and administrative expenses	20,878	45,100
	170,186	150,892

NET INCOME (LOSS)	$ (495,698)	$ (110,597)

Net income (loss) allocated to limited partners	$ (494,459)	$ (110,321)

Net income (loss) allocated to general partner	$ (1,239)	$ (276)

Net income (loss) per BAC	$ (.14)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2005	2004

Income
Interest income	$ 17,793	$ 10,020
Other income	-	-
	17,793	10,020

Share of loss from Operating Partnerships(Note D)	(8,973)	-

Expenses
Professional fees	13,406	255
Fund management fee (Note C)	59,553	16,056
Organization costs	-	-
Amortization	19,349	-
General and administrative expenses	6,094	8,877
	98,402	25,188

NET INCOME (LOSS)	$ (89,582)	$ (15,168)

Net income (loss) allocated to limited partners	$ (89,358)	$ (15,130)

Net income (loss) allocated to general partner	$ (224)	$ (38)

Net income (loss) per BAC	$ (.04)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2005	2004

Income
Interest income	$ 134,503	$ 239
Other income	-	-
	134,503	239

Share of loss from Operating Partnerships(Note D)	(5,767)	-

Expenses
Professional fees	26,926	-
Fund management fee (Note C)	95,786	-
Organization costs	-	-
Amortization	40,823	-
General and administrative expenses	44,571	6,369
	208,106	6,369

NET INCOME (LOSS)	$ (79,370)	$ (6,130)

Net income (loss) allocated to limited partners	$ (79,172)	$ (6,115)

Net income (loss) allocated to general partner	$ (198)	$ (15)

Net income (loss) per BAC	$ (.03)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 382,157	$ 71,973
Other income	-	-
	382,157	71,973

Share of loss from Operating Partnerships (Note D)	(738,688)	-

Expenses
Professional fees	110,380	19,563
Fund management fee (Note C)	507,092	142,137
Organization costs	-	201,466
Amortization	172,579	-
General and administrative expenses	155,180	89,269
	945,231	452,435

NET INCOME (LOSS)	$(1,301,762)	$ (380,462)

Net income (loss) allocated to limited partners	$(1,298,508)	$ (379,511)

Net income (loss) allocated to general partner	$ (3,254)	$ (951)

Net income (loss) per BAC	$ (.11)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2005	2004

Income
Interest income	$ 83,061	$ 61,045
Other income	-	-
	83,061	61,045

Share of loss from Operating Partnerships(Note D)	(676,113)	-

Expenses
Professional fees	34,149	18,283
Fund management fee (Note C)	196,242	126,081
Organization costs	-	99,946
Amortization	53,705	-
General and administrative expenses	51,819	70,340
	335,915	314,650

NET INCOME (LOSS)	$ (928,967)	$ (253,605)

Net income (loss) allocated to limited partners	$ (926,645)	$ (252,971)

Net income (loss) allocated to general partner	$ (2,322)	$ (634)

Net income (loss) per BAC	$ (.27)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2005	2004

Income
Interest income	$ 44,763	$ 10,689
Other income	-	-
	44,763	10,689

Share of loss from Operating Partnerships(Note D)	(51,533)	-

Expenses
Professional fees	19,638	1,280
Fund management fee (Note C)	119,106	16,056
Organization costs	-	101,520
Amortization	38,108	-
General and administrative expenses	20,789	12,560
	197,641	131,416

NET INCOME (LOSS)	$ (204,411)	$ (120,727)

Net income (loss) allocated to limited partners	$ (203,900)	$ (120,425)

Net income (loss) allocated to general partner	$ (511)	$ (302)

Net income (loss) per BAC	$ (.09)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2005	2004

Income
Interest income	$ 254,333	$ 239
Other income	-	-
	254,333	239

Share of loss from Operating Partnerships(Note D)	(11,042)	-

Expenses
Professional fees	56,593	-
Fund management fee (Note C)	191,744	-
Organization costs	-	-
Amortization	80,766	-
General and administrative expenses	82,572	6,369
	411,675	6,369

NET INCOME (LOSS)	$ (168,384)	$ (6,130)

Net income (loss) allocated to limited partners	$ (167,963)	$ (6,115)

Net income (loss) allocated to general partner	$ (421)	$ (15)

Net income (loss) per BAC	$ (.03)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2005	$ 92,416,511	$ (5,469)	$ (112,777)	$ 92,298,265

Capital contributions	9,916,881	-	-	9,916,881

Selling commissions and registration costs	(1,038,659)	-	-	(1,038,659)

Net income (loss)	(1,298,508)	(3,254)	-	(1,301,762)

Unrealized income (loss) on securities available for sale	-	-	86,534	86,534

Partners' capital (deficit), September 30, 2005	$ 99,996,225	$ (8,723)	$ (26,243)	$ 99,961,259

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2005	$ 28,675,468	$ (3,843)	$ (70,194)	$ 28,601,431

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(926,645)	(2,322)	-	(928,967)

Unrealized income (loss) on securities available for sale	-	-	63,480	63,480

Partners' capital (deficit), September 30, 2005	$ 27,748,823	$ (6,165)	$ (6,714)	$ 27,735,944

Series 48
Partners' capital (deficit) April 1, 2005	$ 19,462,122	$ (1,272)	$ (42,583)	$ 19,418,267

Capital contributions	-	-	-	-

Selling commissions and registration costs	(3,951)	-	-	(3,951)

Net income (loss)	(203,900)	(511)	-	(204,411)

Unrealized income (loss) on securities available for sale	-	-	45,818	45,818

Partners' capital (deficit), September 30, 2005	$ 19,254,271	$ (1,783)	$ 3,235	$ 19,255,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2005	$ 44,278,921	$ (354)	$ -	$ 44,278,567

Capital contributions	9,916,881	-	-	9,916,881

Selling commissions and registration costs	(1,034,708)	-	-	(1,034,708)

Net income (loss)	(167,963)	(421)	-	(168,384)

Unrealized income (loss) on securities available for sale	-	-	(22,764)	(22,764)

Partners' capital (deficit), September 30, 2005	$ 52,993,131	$ (775)	$ (22,764)	$ 52,969,592

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,301,762)	$ (380,462)
Adjustments
Amortization	172,579	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	738,688	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(416,145)	(61,562)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	832,436	3,487,643
(Decrease) Increase in accounts payable affiliates	460,229	(258,941)

Net cash (used in) provided by operating activities	486,025	2,786,678

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,134,917)	(3,650,189)
Capital contributions paid to Operating Partnerships	(18,188,766)	(14,876,128)
Advances to Operating Partnerships	(3,017,636)	(468,000)
Investments	(4,603,444)	(5,516,843)

Net cash (used in) provided by investing activities	(26,944,763)	(24,511,160)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,038,659)	(5,719,689)
Line of credit	-	(2,678,132)
Capital contributions received	9,916,881	45,553,685

Net cash (used in) provided by financing activities	8,878,222	37,155,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,580,516)	15,431,382

Cash and cash equivalents, beginning	33,668,430	6,659,989

Cash and cash equivalents, ending	$ 16,087,914	$ 22,091,371

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 9,089,313	$ 16,648,616

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (928,967)	$ (253,605)
Adjustments
Amortization	53,705	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	676,113	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(41,190)	(678,394)
Decrease (Increase) in accounts receivable	401,747	6,489,844
(Decrease) Increase in accounts payable affiliates	196,242	(304,608)

Net cash (used in) provided by operating activities	357,650	5,253,237

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(16,011)	(1,440,405)
Capital contributions paid to Operating Partnerships	(2,493,718)	(8,776,310)
Advances to Operating Partnerships	(966,973)	(468,000)
Investments	2,565,322	(5,516,843)

Net cash (used in) provided by investing activities	(911,380)	(16,201,558)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,010,367)
Line of credit	-	(2,678,132)
Capital contributions received	-	16,333,890

Net cash (used in) provided by financing activities	-	11,645,391

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(553,730)	697,070

Cash and cash equivalents, beginning	1,965,813	6,659,989

Cash and cash equivalents, ending	$ 1,412,083	$ 7,357,059

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 8,425,036

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (204,411)	$ (120,727)
Adjustments
Amortization	38,108	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	51,533	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,311)	57,558
Decrease (Increase) in accounts receivable	501	(6,526)
(Decrease) Increase in accounts payable affiliates	119,106	6,467
Net cash (used in) provided by operating activities	(4,474)	(63,228)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(93,763)	(1,791,217)
Capital contributions paid to Operating Partnerships	(3,478,890)	(5,505,940)
Advances to Operating Partnerships	(371,962)	-
Investments	2,463,283	-

Net cash (used in) provided by investing activities	(1,481,332)	(7,297,157)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,951)	(2,975,397)
Line of credit	-	-
Capital contributions received	-	22,993,720

Net cash (used in) provided by financing activities	(3,951)	20,018,323

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,489,757)	12,657,938

Cash and cash equivalents, beginning	3,559,396	-

Cash and cash equivalents, ending	$ 2,069,639	$ 12,657,938

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 6,441,945

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (168,384)	$ (6,130)
Adjustments
Amortization	80,766	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	11,042	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(365,644)	559,274
Decrease (Increase) in accounts receivable	430,188	(2,995,675)
(Decrease) Increase in accounts payable affiliates	144,881	39,200
Net cash (used in) provided by operating activities	132,849	(2,403,331)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,025,143)	(418,567)
Capital contributions paid to Operating Partnerships	(12,216,158)	(593,878)
Advances to Operating Partnerships	(1,678,701)	-
Investments	(9,632,049)	-

Net cash (used in) provided by investing activities	(24,552,051)	(1,012,445)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,034,708)	(733,925)
Line of credit	-	-
Capital contributions received	9,916,881	6,226,075

Net cash (used in) provided by financing activities	8,882,173	5,492,150

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,537,029)	2,076,374

Cash and cash equivalents, beginning	28,143,221	-

Cash and cash equivalents, ending	$ 12,606,192	$ 2,076,374

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 9,089,313	$ 1,781,635

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of September 30, 2005, subscriptions had been received and accepted by the Fund for 11,777,706 BAC's representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the September 30, 2005:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2005 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of September 30, 2005 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 3,107,357
Due after one year	10,303,377
Total	$13,410,734

The fair market value of the securities is $13,384,491. The difference being an unrealized loss on securities available for sale of $26,243, as of September 30, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2005 and 2004 are as follows:
	2005	2004
Series 47	$ 98,034	$ 50,457
Series 48	59,553	6,467
Series 49	95,786	-
Total	$ 253,373	$ 56,924

The fund management fees paid for the quarter ended September 30, 2005 and 2004 are as follows:
	2005	2004
Series 47	$ -	$ 43,560
Series 48	-	9,589
Series 49	-	-
Total	$ -	$ 53,149

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2005 and 2004 the Fund has limited partnership interests in 40 and 20 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2005 and 2004 is as follows:
	2005	2004
Series 47	15	12
Series 48	10	7
Series 49	15	1
Total	40	20

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the six months ended June 30, 2005.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 47* 2005

Revenues
Rental	$ 533,121
Interest and other	41,051
574,172

Expenses
Interest	214,668
Depreciation and amortization	316,071
Operating expenses	726,376
1,257,115

NET LOSS	$ (682,943)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (676,113)

Net loss allocated to other Partners	$ (6,830)

*The Operating Partnerships in Series 47 did not commence operations until after June 30, 2004, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 48* 2005

Revenues
Rental	$ 225,864
Interest and other	10,100
235,964

Expenses
Interest	59,633
Depreciation and amortization	63,921
Operating expenses	164,464
288,018

NET LOSS	$ (52,054)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (51,533)

Net loss allocated to other Partners	$ (521)

*The Operating Partnerships in Series 48 did not commence operations until after June 30, 2004, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months Ended June 30,
(Unaudited)

Series 49* 2005

Revenues
Rental	$ 166,471
Interest and other	12,004
178,475

Expenses
Interest	49,879
Depreciation and amortization	-
Operating expenses	139,750
189,629

NET LOSS	$ (11,154)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (11,042)

Net loss allocated to other Partners	$ (112)

*The Operating Partnerships in Series 49 did not commence operations until after June 30, 2004, therefore, they do not have comparative information to report.

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

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Citibank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2005 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

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

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2005.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,279,545.

During the quarter ended September 30, 2005, Series 47 recorded capital contribution releases of $1,470,457. Series 47 has outstanding contributions payable in the amount of $5,289,110 as of September 30, 2005. Of the amount outstanding $1,245,069 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $4,044,041 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $17,433,344.

During the quarter ended September 30, 2005, Series 48 recorded capital contribution releases of $1,782,529. Series 48 has outstanding contributions payable in the amount of $3,785,564 as of September 30, 2005. Of the amount outstanding $1,535,562 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $2,250,002 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $44,427,217.

During the quarter ended September 30, 2004, Series 49 recorded capital contribution releases of $9,050,124. Series 49 has outstanding contributions payable in the amount of $23,651,675 as of September 30, 2005. Of the amount outstanding $4,656,701 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $18,994,974 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Citibank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of September 30, 2005 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of September 30, 2005 the Fund held limited partnership interests in 40 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2005 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 2005 for Series 47, Series 48, and Series 49 were $98,034, $59,553, and $95,786, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2005 the average Qualified Occupancy was 82.3%. The series had a total of 15 properties at September 30, 2005. Out of the total 8 were at 100% Qualified Occupancy and 4 were in initial lease up. The series also had 3 properties with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 2005. Since all of the properties were acquired after September 30, 2004, there is no comparative information to report.

For the period ended September 30, 2005, Series 47 reflects net loss from Operating Partnerships of $(682,943), which includes depreciation and amortization of $316,071. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of September 30, 2005 the average Qualified Occupancy was 78.3%. The series had a total of 10 properties at September 30, 2005. Out of the total 5 were at 100% Qualified Occupancy and 2 were in initial lease up. The series also had 3 properties with multiple buildings some of which were under construction and some of which were in lease-up at September 30, 2005. Since all of the properties were acquired after September 30, 2004, there is no comparative information to report.

For the period ended September 30, 2005, Series 48 reflects net loss from Operating Partnerships of $(52,054), which includes depreciation and amortization of $63,921. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of September 30, 2005 the average Qualified Occupancy was 70.5%. The series had a total of 15 properties at September 30, 2005. Out of the total 2 were at 100% Qualified Occupancy and 3 were in initial lease up. The series also had 9 properties that were still under construction and 1 property with multiple buildings some of which were under construction and some of which were in lease-up at June 30, 2005. Since all of the properties were acquired after September 30, 2004, there is no comparative information to report.

For the period ended September 30, 2005, Series 49 reflects net loss from Operating Partnerships of $(11,154). This is an interim period estimate; it is not indicative of the final year end results.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 21, 2005		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

November 21, 2005	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.