Form 10-Q
period 2005-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2006-02-21
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2005

                                             or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-35

Item 3. Quantitative and Qualitative Disclosure About Market Risk	37

Item 4. Evaluation of Disclosure and Procedures	37

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 80,554,324	$ 69,531,720

OTHER ASSETS

Cash and cash equivalents	10,411,150	33,668,430
Investments	13,518,298	8,694,513
Notes receivable	3,012,587	766,381
Acquisition costs net	9,113,388	8,242,330
Other assets	8,355,224	6,080,173
	$124,964,971	$126,983,547

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 361,778	$ 769,246
Accounts payable affiliates	1,127,023	414,510
Capital contributions payable	24,118,433	33,501,526
Line of credit	-	-
	25,607,234	34,685,282

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 and 10,785,967 issued and outstanding, as of December 31, 2005 and March 31, 2005, respectively	99,474,648	92,416,511
General Partner	(10,030)	(5,469)
Unrealized gain (loss) on securities
Available for sale, net	(106,881)	(112,777)
	99,357,737	92,298,265
	$124,964,971	$126,983,547

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 24,327,181	$ 25,394,408

OTHER ASSETS
Cash and cash equivalents	421,464	1,965,813
Investments	3,395,971	5,789,950
Notes receivable	1,245,069	278,096
Acquisition costs net	2,752,083	2,797,910
Other assets	676,153	718,213
	$ 32,817,921	$ 36,944,390

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 93,913	$ 135,103
Accounts payable affiliates	537,082	244,399
Capital contributions payable	4,835,791	7,963,457
Line of credit	-	-
	5,466,786	8,342,959

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of December 31, 2005	27,386,552	28,675,468
General Partner	(7,073)	(3,843)
Unrealized gain (loss) on securities
available for sale, net	(28,344)	(70,194)
	27,351,135	28,601,431
	$ 32,817,921	$ 36,944,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,208,949	$17,215,034

OTHER ASSETS
Cash and cash equivalents	1,928,165	3,559,396
Investments	503,077	2,904,563
Notes receivable	557,254	185,292
Acquisition costs net	2,049,787	1,996,000
Other assets	979,908	980,409
	$23,227,140	$26,840,694

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 68,494	$ 77,805
Accounts payable affiliates	300,643	121,984
Capital contributions payable	3,685,564	7,222,638
Line of credit	-	-
	4,054,701	7,422,427

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of December 31, 2005	19,174,391	19,462,122
General Partner	(1,983)	(1,272)
Unrealized gain (loss) on securities
Available for sale, net	31	(42,583)
	19,172,439	19,418,267
	$23,227,140	$26,840,694

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$39,018,194	$26,922,278

OTHER ASSETS
Cash and cash equivalents	8,061,521	28,143,221
Investments	9,619,250	-
Notes receivable	1,210,264	302,993
Acquisition costs net	4,311,518	3,448,420
Other assets	6,699,163	4,381,551
	$68,919,910	$63,198,463

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 199,371	$ 556,338
Accounts payable affiliates	289,298	48,127
Capital contributions payable	15,597,078	18,315,431
Line of credit	-	-
	16,085,747	18,919,896

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 and $5,008,261 issued and outstanding, as of December 31, 2005 and March 31, 2005, respectively	52,913,705	44,278,921
General Partner	(974)	(354)
Unrealized gain (loss) on securities
Available for sale, net	(78,568)	-
	52,834,163	44,278,567
	$68,919,910	$63,198,463

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 287,093	$ 128,540
Other income	-	-
	287,093	128,540

Share of income (loss) from Operating Partnerships(Note D)	(365,912)	-

Expenses
Professional fees	22,313	12,212
Fund management fee (Note C)	251,284	147,681
Organization costs	-	87,827
Amortization	88,273	24,718
General and administrative expenses	82,199	54,158
	444,069	326,596

NET INCOME (LOSS)	$ (522,888)	$ (198,056)

Net income (loss) allocated to limited partners	$ (521,581)	$ (197,561)

Net income (loss) allocated to general partner	$ (1,307)	$ (495)

Net income (loss) per BAC	$ (.04)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2005	2004

Income
Interest income	$ 43,119	$ 75,142
Other income	-	-
	43,119	75,142

Share of income (loss) from Operating Partnerships(Note D)	(251,508)	-

Expenses
Professional fees	7,478	7,739
Fund management fee (Note C)	95,441	86,313
Organization costs	-	-
Amortization	27,183	24,718
General and administrative expenses	24,690	35,963
	154,792	154,733

NET INCOME (LOSS)	$ (363,181)	$ (79,591)

Net income (loss) allocated to limited partners	$ (362,273)	$ (79,392)

Net income (loss) allocated to general partner	$ (908)	$ (199)

Net income (loss) per BAC	$ (.10)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2005	2004

Income
Interest income	$ 10,634	$ 40,820
Other income	-	-
	10,634	40,820

Share of income (loss) from Operating Partnerships(Note D)	2,240	-

Expenses
Professional fees	3,539	4,044
Fund management fee (Note C)	59,553	55,367
Organization costs	-	-
Amortization	19,600	-
General and administrative expenses	10,263	16,226
	92,955	75,637

NET INCOME (LOSS)	$ (80,081)	$ (34,817)

Net income (loss) allocated to limited partners	$ (79,881)	$ (34,730)

Net income (loss) allocated to general partner	$ (200)	$ (87)

Net income (loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2005	2004

Income
Interest income	$ 233,340	$ 12,578
Other income	-	-
	233,340	12,578

Share of income (loss) from Operating Partnerships(Note D)	(116,644)	-

Expenses
Professional fees	11,296	429
Fund management fee (Note C)	96,290	6,001
Organization costs	-	87,827
Amortization	41,490	-
General and administrative expenses	47,246	1,969
	196,322	96,226

NET INCOME (LOSS)	$ (79,626)	$ (83,648)

Net income (loss) allocated to limited partners	$ (79,427)	$ (83,439)

Net income (loss) allocated to general partner	$ (199)	$ (209)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2005	2004

Income
Interest income	$ 669,252	$ 200,509
Other income	-	-
	669,252	200,509

Share of loss from Operating Partnerships (Note D)	(1,104,600)	-

Expenses
Professional fees	132,692	31,775
Fund management fee (Note C)	758,376	289,818
Organization costs	-	289,293
Amortization	260,853	24,718
General and administrative expenses	237,377	143,430
	1,389,298	779,034

NET INCOME (LOSS)	$(1,824,646)	$ (578,525)

Net income (loss) allocated to limited partners	$(1,820,085)	$ (577,079)

Net income (loss) allocated to general partner	$ (4,561)	$ (1,446)

Net income (loss) per BAC	$ (.15)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2005	2004

Income
Interest income	$ 126,181	$ 136,186
Other income	-	-
	126,181	136,186

Share of loss from Operating Partnerships(Note D)	(927,621)	-

Expenses
Professional fees	41,627	26,022
Fund management fee (Note C)	291,683	212,394
Organization costs	-	99,946
Amortization	80,888	24,718
General and administrative expenses	76,508	106,305
	490,706	469,385

NET INCOME (LOSS)	$(1,292,146)	$ (333,199)

Net income (loss) allocated to limited partners	$(1,288,916)	$ (332,366)

Net income (loss) allocated to general partner	$ (3,230)	$ (833)

Net income (loss) per BAC	$ (.37)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2005	2004

Income
Interest income	$ 55,398	$ 51,507
Other income	-	-
	55,398	51,507

Share of loss from Operating Partnerships(Note D)	(49,293)	-

Expenses
Professional fees	23,177	5,324
Fund management fee (Note C)	178,659	71,423
Organization costs	-	101,520
Amortization	57,709	-
General and administrative expenses	31,051	28,787
	290,596	207,054

NET INCOME (LOSS)	$ (284,491)	$ (155,547)

Net income (loss) allocated to limited partners	$ (283,780)	$ (155,158)

Net income (loss) allocated to general partner	$ (711)	$ (389)

Net income (loss) per BAC	$ (.12)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2005	2004

Income
Interest income	$ 487,673	$ 12,816
Other income	-	-
	487,673	12,816

Share of loss from Operating Partnerships(Note D)	(127,686)	-

Expenses
Professional fees	67,888	429
Fund management fee (Note C)	288,034	6,001
Organization costs	-	87,827
Amortization	122,256	-
General and administrative expenses	129,818	8,338
	607,996	102,595

NET INCOME (LOSS)	$ (248,009)	$ (89,779)

Net income (loss) allocated to limited partners	$ (247,389)	$ (89,555)

Net income (loss) allocated to general partner	$ (620)	$ (224)

Net income (loss) per BAC	$ (.04)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2005	$ 92,416,511	$ (5,469)	$ (112,777)	$ 92,298,265

Capital contributions	9,916,881	-	-	9,916,881

Selling commissions and registration costs	(1,038,659)	-	-	(1,038,659)

Net income (loss)	(1,820,085)	(4,561)	-	(1,824,646)

Unrealized income (loss) on securities available for sale	-	-	5,896	5,896

Partners' capital (deficit), December 31, 2005	$ 99,474,648	$ (10,030)	$ (106,881)	$ 99,357,737

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2005	$ 28,675,468	$ (3,843)	$ (70,194)	$ 28,601,431

Capital contributions	-	-	-	-

Selling commissions and registration costs	-	-	-	-

Net income (loss)	(1,288,916)	(3,230)	-	(1,292,146)

Unrealized income (loss) on securities available for sale	-	-	41,850	41,850

Partners' capital (deficit), December 31, 2005	$ 27,386,552	$ (7,073)	$ (28,344)	$ 27,351,135

Series 48
Partners' capital (deficit) April 1, 2005	$ 19,462,122	$ (1,272)	$ (42,583)	$ 19,418,267

Capital contributions	-	-	-	-

Selling commissions and registration costs	(3,951)	-	-	(3,951)

Net income (loss)	(283,780)	(711)	-	(284,491)

Unrealized income (loss) on securities available for sale	-	-	42,614	42,614

Partners' capital (deficit), December 31, 2005	$ 19,174,391	$ (1,983)	$ 31	$ 19,172,439

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2005	$ 44,278,921	$ (354)	$ -	$ 44,278,567

Capital contributions	9,916,881	-	-	9,916,881

Selling commissions and registration costs	(1,034,708)	-	-	(1,034,708)

Net income (loss)	(247,389)	(620)	-	(248,009)

Unrealized income (loss) on securities available for sale	-	-	(78,568)	(78,568)

Partners' capital (deficit), December 31, 2005	$ 52,913,705	$ (974)	$ (78,568)	$ 52,834,163

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,824,646)	$ (578,525)
Adjustments
Amortization	260,853	24,718
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	1,104,600	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(407,468)	1,198,309
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(2,275,051)	(5,391,068)
(Decrease) Increase in accounts payable affiliates	712,513	(66,944)

Net cash (used in) provided by operating activities	(2,429,199)	(4,813,510)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,247,250)	(5,663,280)
Capital contributions paid to Operating Partnerships	(21,394,958)	(21,464,656)
Advances to Operating Partnerships	(2,246,206)	(1,038,093)
Investments	(4,817,889)	(8,858,340)

Net cash (used in) provided by investing activities	(29,706,303)	(37,024,369)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,038,659)	(9,214,124)
Line of credit	-	(2,678,132)
Capital contributions received	9,916,881	72,346,590

Net cash (used in) provided by financing activities	8,878,222	60,454,334

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,257,280)	18,616,455

Cash and cash equivalents, beginning	33,668,430	6,659,989

Cash and cash equivalents, ending	$ 10,411,150	$ 25,276,444

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 12,257,271	$ 31,246,540

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (1,292,146)	$ (333,199)
Adjustments
Amortization	80,888	24,718
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	927,621	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(41,190)	(660,917)
Decrease (Increase) in accounts receivable	42,060	6,902,240
(Decrease) Increase in accounts payable affiliates	292,683	(261,891)

Net cash (used in) provided by operating activities	9,916	5,670,951

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(34,467)	(1,523,998)
Capital contributions paid to Operating Partnerships	(2,988,654)	(12,580,668)
Advances to Operating Partnerships	(966,973)	(235,100)
Investments	2,435,829	(5,894,244)

Net cash (used in) provided by investing activities	(1,554,265)	(20,234,010)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(2,019,370)
Line of credit	-	(2,678,132)
Capital contributions received	-	16,333,890

Net cash (used in) provided by financing activities	-	11,636,388

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,544,349)	(2,926,671)

Cash and cash equivalents, beginning	1,965,813	6,659,989

Cash and cash equivalents, ending	$ 421,464	$ 3,733,318

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 591,815	$ 7,319,950

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (284,491)	$ (155,547)
Adjustments
Amortization	57,709	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	49,293	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,311)	50,767
Decrease (Increase) in accounts receivable	501	(1,327,981)
(Decrease) Increase in accounts payable affiliates	178,659	33,067
Net cash (used in) provided by operating activities	(7,640)	(1,399,694)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(112,888)	(1,918,973)
Capital contributions paid to Operating Partnerships	(3,578,890)	(6,864,802)
Advances to Operating Partnerships	(371,962)	-
Investments	2,444,100	(2,964,096)

Net cash (used in) provided by investing activities	(1,619,640)	(11,747,871)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(3,951)	(2,984,784)
Line of credit	-	-
Capital contributions received	-	22,993,720

Net cash (used in) provided by financing activities	(3,951)	20,008,936

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,631,231)	6,861,371

Cash and cash equivalents, beginning	3,559,396	-

Cash and cash equivalents, ending	$ 1,928,165	$ 6,861,371

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 10,408,772

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2005	2004
Cash flows from operating activities:

Net income (loss)	$ (248,009)	$ (89,779)
Adjustments
Amortization	122,256	-
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	127,686	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(356,967)	1,808,459
Decrease (Increase) in accounts receivable	(2,317,612)	(10,965,327)
(Decrease) Increase in accounts payable affiliates	241,171	161,880
Net cash (used in) provided by operating activities	(2,431,475)	(9,084,767)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,099,895)	(2,220,309)
Capital contributions paid to Operating Partnerships	(14,827,414)	(2,019,186)
Advances to Operating Partnerships	(907,271)	(802,993)
Investments	(9,697,818)	-

Net cash (used in) provided by investing activities	(26,532,398)	(5,042,488)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2005	2004

Continued

Cash flows from financing activities:

Sales and registration costs paid	(1,034,708)	(4,209,970)
Line of credit	-	-
Capital contributions received	9,916,881	33,018,980

Net cash (used in) provided by financing activities	8,882,173	28,809,010

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,081,700)	14,681,755

Cash and cash equivalents, beginning	28,143,221	-

Cash and cash equivalents, ending	$ 8,061,521	$ 14,681,755

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 11,665,456	$ 13,517,818

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2005
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2005, subscriptions had been received and accepted by the Fund for 11,777,706 BAC's representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the December 31, 2005:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2005 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of December 31, 2005 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 4,806,658
Due after one year	8,818,521
Total	$13,625,179

The fair market value of the securities is $13,518,298. The difference being an unrealized loss on securities available for sale of $106,881, as of December 31, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2005 and 2004 are as follows:
	2005	2004
Series 47	$ 96,441	$ 57,213
Series 48	59,553	26,599
Series 49	96,290	6,001
Total	$ 252,284	$ 89,813

The fund management fees paid for the quarter ended December 31, 2005 and 2004 are as follows:
	2005	2004
Series 47	$ -	$ 43,596
Series 48	-	28,767
Series 49	-	-
Total	$ -	$ 72,363

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2005 and 2004 the Fund has limited partnership interests in 42 and 28 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2005 and 2004 is as follows:
	2005	2004
Series 47	15	13
Series 48	10	11	*
Series 49	17	4
Total	42	28

* The reduction in the number of properties between 2005 and 2004 is do to a miscalculation in the prior year.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the nine months ended September 30, 2005.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 47* 2005

Revenues
Rental	$ 1,574,238
Interest and other	70,344
1,644,582

Expenses
Interest	677,697
Depreciation and amortization	511,113
Operating expenses	1,396,444
2,585,254

NET LOSS	$ (940,672)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (931,265)

Net loss allocated to other Partners	$ (9,407)

*The Operating Partnerships in Series 47 did not commence operations until after September 30, 2004, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 48* 2005

Revenues
Rental	$ 389,723
Interest and other	13,441
403,164

Expenses
Interest	97,896
Depreciation and amortization	92,029
Operating expenses	263,030
452,955

NET LOSS	$ (49,791)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (49,293)

Net loss allocated to other Partners	$ (498)

*The Operating Partnerships in Series 48 did not commence operations until after September 30, 2004, therefore, they do not have comparative information to report.

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months Ended September 30,
(Unaudited)

Series 49* 2005

Revenues
Rental	$ 401,810
Interest and other	19,387
421,197

Expenses
Interest	125,988
Depreciation and amortization	-
Operating expenses	424,185
550,173

NET LOSS	$ (128,976)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (127,686)

Net loss allocated to other Partners	$ (1,290)

*The Operating Partnerships in Series 49 did not commence operations until after September 30, 2004, therefore, they do not have comparative information to report.

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

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Citibank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2005 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

The Fund is accruing the fund management fees for Series 47, Series 48, and Series 49 in order to maintain adequate Fund reserves. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2005.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,379,160.

During the quarter ended December 31, 2005, Series 47 recorded capital contribution releases of $494,936. Series 47 has outstanding contributions payable in the amount of $4,835,791 as of December 31, 2005. Of the amount outstanding $1,245,069 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $3,590,722 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $17,433,344.

During the quarter ended December 31, 2005, Series 48 recorded capital contribution releases of $100,000. Series 48 has outstanding contributions payable in the amount of $3,685,564 as of December 31, 2005. Of the amount outstanding $1,535,562 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $2,150,002 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $38,983,875.

During the quarter ended December 31, 2004, Series 49 recorded capital contribution releases of $2,611,256. Series 49 has outstanding contributions payable in the amount of $15,597,078 as of December 31, 2005. Of the amount outstanding $7,493,691 has been loaned or advanced to some of the Operating Partnerships. The loans and advances will be converted to capital, and the remaining contributions of $8,103,387 will be released from available net offering proceeds, when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Line of Credit

Boston Capital Tax Credit Fund V LP and other Funds sponsored and offered by Boston Capital Securities, Inc. have entered into a line of credit financing agreement with Citibank whereby they can collectively borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in certain Operating Partnerships. Under the terms of the agreement, the Fund pledges their interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws is anticipated to be made once the Fund has received sufficient Investor proceeds. Repayments on the line are tied to specific Operating Partnerships, which are then released as collateral by the bank. As of December 31, 2005 Boston Capital Tax Credit Fund V LP did not have any amounts outstanding on the line of credit.

Results of Operations

As of December 31, 2005 the Fund held limited partnership interests in 42 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2005 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 2005 for Series 47, Series 48, and Series 49 were $95,441, $59,553, and $96,290, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2005 the average Qualified Occupancy was 90.3%. The series had a total of 15 properties at December 31, 2005. Out of the total 9 were at 100% Qualified Occupancy and 6 were in initial lease up. Since all of the properties were acquired after December 31, 2004, there is no comparative information to report.

For the period ended December 31, 2005, Series 47 reflects net loss from Operating Partnerships of $(940,672), which includes depreciation and amortization of $511,113. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of December 31, 2005 the average Qualified Occupancy was 90.7%. The series had a total of 10 properties at December 31, 2005. Out of the total 6 were at 100% Qualified Occupancy and 4 were in initial lease up. Since all of the properties were acquired after December 31, 2004, there is no comparative information to report.

For the period ended December 31, 2005, Series 48 reflects net loss from Operating Partnerships of $(49,791), which includes depreciation and amortization of $92,029. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of December 31, 2005 the average Qualified Occupancy was 83.1%. The series had a total of 17 properties at December 31, 2005. Out of the total 5 were at 100% Qualified Occupancy and 4 were in initial lease up. The series also had 6 properties that were still under construction and 2 property with multiple buildings some of which were under construction and some of which were in lease-up. Since all of the properties were acquired after December 31, 2004, there is no comparative information to report.

For the period ended December 31, 2005, Series 49 reflects net loss from Operating Partnerships of $(128,976). This is an interim period estimate; it is not indicative of the final year end results.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

As of December 31, 2005, the partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Exceptions to Certifications

As discussed in its annual report on Form 10-K for the year ended 2005, Boston Capital Tax Credit Fund V L.P. (the "Partnership") was unable to obtain an audit of its financial statements included in such annual report performed in accordance with the standards of the PCAOB. This was due to the inability to obtain audits of financial statements of the entities in which the Partnership has invested (the "Operating Partnerships") performed in accordance with the standards of the PCAOB. (Audit opinions, which the Partnership's auditors originally intended to rely upon in forming their opinion, were obtained from the Operating Partnerships that are in accordance with generally accepted auditing standards for the United States, although not in accordance with the standards of PCAOB.) Accordingly, the Partnership filed its annual report on Form 10-K for the year ended 2005 as "UNAUDITED."

The Partnership continues to evaluate ways of addressing this deficiency and, together with its auditors, has discussed solutions with the SEC and the PCAOB. To date, those solutions primarily entail enhanced audit documentation required by PCAOB Audit Standard No. 3. The Partnership's auditors would have to perform additional procedures related to those Operating Partnerships in order to complete their audit.

The Partnership's auditors have been engaged to perform, and have performed, a review of the Partnership's interim financial information included in the Partnership's quarterly report on Form 10-Q for the quarter ended December 2005.

Despite the Partnership's ongoing efforts to address these matters, the Partnership at the time of this filing is an untimely filer due to the deficiency in its annual report on Form 10-K

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 21, 2006		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

February 21, 2006	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.