Form 10-K
period 2006-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2006-10-20
CIK 1267425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
BOSTON CAPITAL TAX CREDIT FUND V L.P.
(Exact name of registrant as specified in its charter)

Delaware	14-1897569

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (617)624-8900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class — Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐          No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document
Parts I, III as supplemented	Prospectus

Parts II, IV	Form 8-K filed with the Securities and Exchange Commission on October 21, 2003
Form 8-K filed with the Securities and Exchange Commission on January 1, 2004
Form 8-K filed with the Securities and Exchange Commission on January 1, 2004
Form 8-K filed with the Securities and Exchange Commission on January 1, 2004
Form 8-K filed with the Securities and Exchange Commission on January 27, 2004
From 8-K filed with the Securities and Exchange Commission on March 22, 2004
From 8-K filed with the Securities and Exchange Commission on March 26, 2004
Form 8-K filed with the Securities and Exchange Commission on October 1, 2004
Form 8-K filed with the Securities and Exchange Commission on January 31, 2004
Form 8-K filed with the Securities and Exchange Commission on May 28, 2004
Form 8-K filed with the Securities and Exchange Commission on December 1, 2004
Form 8-K filed with the Securities and Exchange Commission on August 1, 2005
Form 8-K filed with the Securities and Exchange Commission on October 1, 2005
Form 8-K filed with the Securities and Exchange Commission on October 1, 2005
Form 8-K filed with the Securities and Exchange Commission on December 1, 2005
Form 8-K filed with the Securities and Exchange Commission on February 1, 2006

BOSTON CAPITAL TAX CREDIT FUND V L.P.
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2006

PART I
Item 1. Business
Organization
Boston Capital Tax Credit Fund V L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 15, 2003. The General Partner of the Fund is Boston Capital Associates V LLC, a Delaware limited liability company. The members of the General Partner are Boston Capital Companion Limited Partnership, a Massachusetts limited partnership, and John P. Manning, who is the managing member. Additional members of the General Partner are Jeffrey H. Goldstein and Marc N. Teal. The general partner of Boston Capital Companion Limited Partnership is Boston Capital Partners II Corporation whose sole shareholder is John P. Manning. John P. Manning is the principal of Boston Capital Partners, Inc.
The Assignor Limited Partner is BCTC V Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning. The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner are assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.
A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2006, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060 in the aggregate.
The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.
Description of Business
The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund invests owns Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 72 to 93 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference. Section 236(f)(ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Fund has invested are receiving their rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.
As of March 31, 2006 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 10 Operating Partnerships on behalf of Series 48; and 21 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)	provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the Investor’s federal income tax liability from active, portfolio and passive income;

(2)	preserve and protect the Fund’s capital and provide capital appreciation and cash distributions to limited partners through increases in value of the Fund’s investments and, to the extent applicable, increase in equity through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and

(4)	provide cash distributions (except with respect to the Fund’s investment in some Non-Profit Operating Partnerships) from Capital Transaction proceeds. The Operating Partnerships intend to hold the Apartment Complexes for appreciation in value. The Operating Partnerships may sell the Apartment Complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.
The business objectives and investment policies of the Fund are described more fully on pages 55 to 70 of the Prospectus, as supplemented, under the caption “Investment Objectives and Acquisition Policies,” which is incorporated herein by reference.
Employees
The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.

Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our Units and our investments in Local Limited Partnerships and their Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our Limited Partners, if any, on liquidation of our investments.
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.
The ability of Limited Partners to claim tax losses from their investment in us is limited.
The IRS may audit us or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Local Limited Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.
Poor performance of one Housing Complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the Housing Complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

-	difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Operating Partnerships;

-	limitations on transfers of interests in Local Limited Partnerships;

-	limitations on removal of Local General Partners;

-	limitations on subsidy programs; and

-	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the Units exists or is expected to develop.
There is currently no active trading market for the Units. Accordingly, Limited Partners may be unable to sell their Units or may have to sell Units at a discount. Limited Partners should consider their Units to be a long-term investment.
Investors may realize taxable gain on sale or disposition of certificates.
     Upon the sales or other taxable disposition of certificates, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates, is greater than the original cost of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
     Investors eventually may be allocated profits for tax purposes which exceed any cash Boston Capital distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Boston Capital. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
     There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to Boston Capital, expenses such as accrued Fund Management Fees and unpaid loans to Boston Associates will be deducted pursuant to Section 4.02(a) of the Fund Agreement included in Exhibit A. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment in Boston Capital will the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:

-	The necessity of obtaining the consent of the operating general partners;

-	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

-	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay its existing liabilities.
We currently do not have sufficient cash resources to satisfy its financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our General Partner and its affiliates. Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however there can be no assurance that this will be the case. We would be materially adversely affected if the General Partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Fund has acquired a Limited Partnership interest in 46 Operating Partnerships in three series, identified in the table set forth below. The Apartment Complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a disignated percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred as “Qualified Occupancy.” The Operating Partnership and the respective Apartment Complexes are described more fully in the Prospectus. The General Partner believes that there is adequate casualty insurance on the properties.

Boston Capital Tax Credit Fund V L.P. — Series 47
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
Countrybook Apartments	Champagne, IL	150	$7,284,390	06/04	07/05	100%	$2,055,462

Dawn Springs Villa Apartments	London, KY	24	607,100	05/05	10/05	96%*	503,043

La Maison Apartments	Lake Charles, LA	78	2,636,000	06/04	12/04	100%	1,988,802

Marion Apartments	Marion, MI	32	1,344,848	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	89%*	1,938,779

McEver Vineyards Apartments	Gainesville, GA	220	13,351,578	11/03	12/04	100%	1,660,485

Mira Vista Apartments	Santa Anna, TX	24	528,747	03/04	03/05	100%	437,622

Park Plaza Apartments	Temple, OK	14	763,900	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	2,694,028	07/04	05/05	100%	2,258,044

Pecan Creek Apartments	Hillsboro, TX	48	1,724,568	03/04	07/05	100%	905,924

Sandpiper Apartments	Carrollton, AL	52	1,262,908	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	8,000,000	06/04	10/05	100%	1,827,965

Boston Capital Tax Credit Fund V L.P. — Series 47
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
The Vistas Apartments	Marble Falls, TX	124	$6,000,000	03/04	06/05	98%*	$1,781,872

Time Square on the Hill	Fort Worth, TX	200	7,044,925	03/04	12/04	100%	2,612,174

Wellington Park Apts.	Houston, TX	244	13,350,000	01/04	07/05	100%	1,983,802

*	Property was in lease-up phase as of March 31, 2006.

Boston Capital Tax Credit Fund V L.P. — Series 48
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
Colusa Avenue Aptartments	Chowchilla, CA	38	$2,003,320	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,564,691	08/04	08/05	100%	505,030

Greenway Place Apartments	Hopkinsville, KY	41	1,361,849	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	89%*	1,938,779

McEver Vineyards Apartments	Gainesville, GA	220	11,370,582	11/03	12/04	100%	1,660,484

Starlite Village Apartments	Elizabethtown, KY	40	1,246,613	11/04	06/05	100%	1,421,479

The Links Apartments	Umatilla, OR	24	2,011,625	06/04	11/04	100%	601,374

The Masters Apartments	Kerrville, TX	144	8,000,000	06/04	10/05	100%	1,827,965

Wellington Park Apartments	Houston, TX	244	13,350,000	01/04	07/05	100%	1,983,802

Wyndam Place Senior Residences	Emporia, KS	42	1,150,000	08/04	05/05	90%*	2,644,056

*	Property was in lease-up phase as of March 31, 2006.

Boston Capital Tax Credit Fund V L.P. — Series 49
PROPERTY PROFILE AS OF MARCH 31, 2006

			Mortgage			Qualified		Cap Con
Property			Balance as	Acq	Const	Occupancy		paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06		3/31/06
Briarwood Apartments	Kaufman, TX	49	$1,255,857	02/05	U/C	80	%*	—

Bristol Apartments	Houston, TX	248	12,625,000	05/04	11/05	95	%*	6,268,301

Brookview I&II Apartments	Mauston, WI	22	1,049,911	03/05	06/05	45	%*	634,559

Chester Townhouses	Columbia, SC	62	N/A	03/06	U/C	N/A		340,166

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	N/A	12/04	U/C	N/A		6,162,028

Garden Grace Apartments	Owensboro, KY	62	3,072,000	10/05	U/C	N/A		—

La Mirage Villas Apartments	Perryton, TX	48	1,316,835	02/05	U/C	N/A		977,055

Linda Villa Apartments	Shepherdsville, KY	32	1,219,700	5/05	10/05	100%		1,398,583

Linden’s Apartments	Shawnee, OK	54	1,198,250	12/04	02/06	33	%*	278,308

Meadow Glen Apartments	Kingfisher, OK	20	1,286,904	10/05	07/05	100%		243,768

Post Oak East Apartments	Fort Worth, TX	246	13,600,000	07/04	U/C	33	%*	984,288

RenaissanceVillage	Bowling Green, KY	34	332,908	05/05	U/C	29%		—

Boston Capital Tax Credit Fund V L.P. — Series 49
PROPERTY PROFILE AS OF MARCH 31, 2006
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/05	Date	Comp	3/31/06	3/31/06
Richwood Apartments	Ash Flat, AR	25	N/A	12/05	U/C	40%*	$307,259

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,400,404	01/05	08/05	100%	1,576,595

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,436,012	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	6,777,741	12/05	U/C	N/A	2,966,516

Sunset Manor	Kewaunee, WI	38	1,282,640	10/05	07/05	100%	938,276

The Gardens of Athens	Athens, TX	32	2,267,363	01/05	12/05	100%	1,702,751

The Linden’s Apartments	Bartesville, OK	54	1,081,549	03/04	U/C	N/A	2,153,200

The Vistas Apartments	Marble Falls, TX	124	6,000,000	03/04	06/05	98%*	521,053

Union Square Apartments	Junction City, LA	32	993,128	02/05	09/05	100%	569,881

U/C Property was under construction at March 31, 2006.

* Property was in lease-up phase as of March 31, 2006.

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Fund Matters and Issuer Purchases of Partnership Interests
(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2006, the Fund has 5,315 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 1,574 investors holding 3,478,334 BACs, Series 48 consists of 1,080 investors holding 2,299,372 BACs and Series 49 consists of 2,661 investors holding 6,000,000 BACs at March 31, 2006.

(c)	Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, October 15, 2003, through March 31, 2005.

The Fund Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, Losses and Credits among BAC Holders are made in proportion to the number of BACs held by each BAC Holder.

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

To date the Fund has not made any cash distributions to the Limited Partners.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof. Selected financial data is for years or periods ended March 31.

Operations	2006	2005	2004
Interest & Other Income	$858,542	$362,852	$3,814

Share of Loss of Operating Partnerships	(4,952,042)	(1,206,897)	—

Operating Expenses	(1,845,083)	(1,320,843)	(26,315)

Net Income (Loss)	$(5,938,583)	$(2,164,888)	$(22,501)

Net Income (Loss) per BAC	$(0.50)	$(0.34)	$(.07)

Balance Sheet	2006	2005	2004
Total Assets	$115,284,070	$126,983,547	$23,220,783

Total Liabilities	$19,063,834	$34,685,282	$7,343,224

Partners’ Capital	$96,220,236	$92,298,265	$15,877,559

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. There statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by there acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Fund’s primary source of funds is the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
The Fund had entered into a line of credit financing agreement with an agent bank under which the Fund can borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in some Operating Partnerships. Under the terms of the agreement, the Fund pledges its interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws was anticipated to be made once the Fund has received sufficient investor proceeds. Repayments on the line were tied to specific Operating Partnerships, which were then released as collateral by the bank. The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged. The Fund did not have any draws outstanding on the line of credit as of March 31, 2006. The line was guaranteed by Boston Capital Holdings, L.P. and various affiliates and expired on March 26, 2006.
Capital Resources
The Fund offered BACs in a Public Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2006 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC Holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC Holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.
During the fiscal year ended March 31, 2006, $4,040,379 of Series 47 net offering proceeds were used to pay installments of its capital contributions to 11 Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,379,161. The Fund had completed payment of all installments of its capital contributions to 2 of the Operating Partnerships. Series 47 has outstanding contributions payable to 13 Operating Partnerships in the amount of $3,731,835 as of March 31, 2006. Of the total amount outstanding, $1,245,069 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $2,486,766 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC Holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.
During the fiscal year ended March 31, 2006, $3,939,314 of Series 48 net offering proceeds were used to pay installments of its capital contributions to 8 Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 10 Operating Partnerships in an aggregate amount of $17,433,345. The Fund had completed payment of all installments of its capital contributions to 2 of the Operating Partnerships. Series 48 has outstanding contributions payable to 8 Operating Partnerships in the amount of $2,338,756 as of March 31, 2006. Of the total amount outstanding, $799,602 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,539,154 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC Holders in Series 49 as of March 31, 2006. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.
During the fiscal year ended March 31, 2006, $21,710,366 of Series 49 net offering proceeds were used to pay installments of its capital contributions to 18 Operating Partnerships. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 21 Operating Partnerships in an aggregate amount of $43,399,255. The Fund had completed payment of all installments of its capital contributions to 1 of the Operating Partnerships. Series 49 has outstanding contributions payable to 20 Operating Partnerships in the amount of $12,826,512 as of March 31, 2006. Of the total amount outstanding, $3,216,197 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $9,610,315 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations
The Fund incurs a fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal year ended March 31, 2006, 2005, and 2004, was $981,445, $635,518, and $13,945 respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.
The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
(Series 47). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 98.8% and 69.0%, respectively. The series had a total of 15 properties as of March 31, 2006. Out of the total, 12 were at 100% Qualified Occupancy. The series also had 3 properties in initial lease up at March 31, 2006.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $3,060,588 and $1,090,042, respectively in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $.54 for 2005 and between $.077 and $.102 for 2004, depending on the investors’ date of admission.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 47 was $22,577,872 and $25,394,408, respectively. The decrease is primarily the result of the way the Fund accounts for there investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued
For the year ended March 31, 2006, 2005, and 2004 the net loss of the series was $3,107,786, $1,514,651, and $22,501 respectively. The major components of the current year amount were share of losses from Operating Partnerships, partnership management fees, and interest income. It is anticipated that the net loss for Series 47 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the properties acquired by the Operating Partnerships and they become fully leased-up and stabilize operations.
(Series 48). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 97.9% and 60.6%, respectively. The series had a total of 10 properties as of March 31, 2006. Out of the total, 8 were at 100% Qualified Occupancy. The series also had 2 properties in initial lease up at March 31, 2006.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,611,050 and $302,368, respectively in passive income tax losses that were passed through to the investors. The series also provided $.42 in tax credits per BAC to the investors in 2005. The series did not generate any tax credits per BAC to the investors for the calendar year ended December 31, 2004.

As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 48 was $15,603,290 and $17,215,034, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006 and 2005, the net loss of the series was $1,966,680 and $508,620, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and interest income. It is anticipated that the net loss for Series 48 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the properties of the Operating Partnerships and they become fully leased-up and stabilize operations.
(Series 49). As of March 31, 2006, the average Qualified Occupancy for the series was 78.3%. The series had a total of 21 properties as of March 31, 2006. Out of the total, 7 were at 100% Qualified Occupancy and 5 were in initial lease-up. The series also had 5 properties under construction, and 4 properties with multiple buildings, some of which were under construction and some of which had just begun initial lease up at March 31, 2006.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,560,438 and $65,976, respectively in passive income tax losses that were passed through to the investors. The series also provided tax credits per BAC to the investors in 2005. Below is a summary of tax credits per BAC by month of admission during 2005. The series did not generate any tax credits per BAC to the investors for the calendar year ended December 31, 2004.

January	$.15
February	$.14
March	$.13
April	$.11
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 49 was $42,877,880 and $26,922,278, respectively. The increase was the result of the acquisition of 14 additional Operating Partnerships. The amount was also affected by the Fund accounts for there investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2006 and 2005, the net loss of the series was $864,117 and $141,617, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, organization costs and interest income. It is anticipated that the net loss for Series 49 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the properties of the Operating Partnerships and they become fully leased-up and stabilize operations.

Contractual Obligations
As of March 31, 2006, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year	1-3 years	3-5 years
Accounts Payable and Accrued Expenses	$89,307	$89,307	$—	$—

Accounts Payable- Affiliates	77,424	77,424	—	—

Line of Credit	—	—	—	—

Capital Contributions Payable	18,897,103	18,182,262	714,841	—

Total	$19,063,834	$18,348,993	$714,841	$—

Off Balance Sheet Arrangements
None.
Critical Accounting Policies and Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make various estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Fund’s financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.
The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Limited Partnerships.
If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Limited Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 — Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the operating limited partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.
The Fund’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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
(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Funds’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 61, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, As well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981,

Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 44, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 59, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 42, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)
The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2006 fiscal year:
1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2006 was $981,445.
2. The Fund has reimbursed an affiliate of the General Partner a total of $93,169 for amounts charged to operations during the year ended March 31, 2006. The reimbursement is for items like postage, printing, travel, and overhead allocations.
3. The Fund has reimbursed affiliates of the General Partner a total of $36,714 for amounts charged to syndication during the year ended March 31, 2006. The reimbursement is for items like postage, printing, travel, and overhead allocations.
4. The General Partner has the right to charge acquisition fees and expenses in connection with the purchase of Operating Partnership interests. During the 2006 fiscal year, the Fund accrued or paid $634,685 of acquisition fees and expenses to the General Partner or its affiliates.

5. Dealer Manager fees of $138,469 were accrued or paid to Boston Capital Services, Inc. during the 2006 fiscal year in respect to the sale of units.
6. The amounts presented for Dealer-Manager Fee, as retained by Boston Capital Securities, Inc, have been adjusted to reflect reimbursements made in March 2006 of certain offering expenses, including expenses associated with wholesaling services, by Boston Capital Holdings Limited Partnership to the applicable fund. These payments were voluntarily made by Boston Capital Holdings Limited Partnership following an inquiry by the NASD of Boston Capital Securities, Inc. This inquiry has been resolved. For the year ended March 31, 2006 the amounts reimbursed by Boston Capital Holdings Limited Partnership were $381,232 and $270,271, for Series 47 and Series 48, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2006, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 51 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates for the period October 15, 2003 through March 31, 2006.

(b)	Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Indebtedness of management.

None.

(d)	Transactions with promoters.

Not applicable.

Item 14.	Principal Accountant Fees and Services
Fees paid to the Fund’s independent auditors for Fiscal year 2006 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$10,400	$10,000	$20,000

(2)	Audit Related Fees	—	—	—
(3)	Tax Fees	4,725	3,700	7,475
(4)	All Other Fees	—	—	—

	Total	$15,125	$13,700	$27,475

Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$10,400	$6,000	$7,500

(2)	Audit Related Fees	567	567	567
(3)	Tax Fees	4,495	4,065	2,345
(4)	All Other Fees	—	—	—

	Total	$15,462	$10,632	$10,412

(5)	Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1 & 2	Financial Statements; Filed herein as Exhibits 13

Boston Capital Tax Credit V L.P.; filed herein as exhibit 13
Balance Sheet, March 31, 2006 and 2005

Statements of Operations for the period ended March 31, 2006, 2005, and 2004

Statements of Changes in Partners’ Capital for the period ended March 31, 2006, 2005, and 2004

Statements of Cash Flows for the period ended March 31, 2006, 2005, and 2004

Notes to Financial Statements, March 31, 2006 and 2005

Schedule III — Real Estate and Accumulated Depreciation Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)
3.1.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

4.1.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

10.1.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)
     Exhibit No. 13 — Financial Statements.
a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.
      Exhibit No. 23 — Consents of experts and counsel.
a.	Independent Auditor's Reports for Operating Partnerships, filed herein.

Exhibit No. 28 — Additional exhibits.
a.	Agreement of Limited Partnership of Agent Kensington LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 23, 2004).

b.	Agreement of Limited Partnership of Wagoner Village Apts. LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

c.	Agreement of Limited Partnership of Wellington Park Apts. LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

d.	Agreement of Limited Partnership of Marble Falls Vistas Apts.LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

e.	Agreement of Limited Partnership of CP Continental LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2004).

f.	Agreement of Limited Partnership of Deer Meadow Apts. LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

g.	Agreement of Limited Partnership of Ocean East of Portland, LLC (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

h.	Agreement of Limited Partnership of Clayton Station Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

i.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

j.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

k.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

l.	Agreement of Limited Partnership of Saint Martin Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

m.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

n.	Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

o.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

p.	Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant’s current report on
Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).
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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: October 20, 2006		By:	/s/ John P. Manning John P. Manning Managing Member
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

October 20, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

October 20, 2006	/s/ Marc N. Teal Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.