Form 10-Q
period 2006-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-01-23
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PuRSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2006

                                             or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-10
Statements of Changes in Partners' Capital	11-13
Statements of Cash Flows	14-21
Notes to Financial Statements	22-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-32

Item 3. Quantitative and Qualitative Disclosure About Market Risk	32

Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits and Reports on Form 8-K	33

Signatures	34

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 80,243,805	$ 81,059,042

OTHER ASSETS

Cash and cash equivalents	4,765,020	5,943,410
Investments	12,122,025	13,188,000
Notes receivable	2,232,008	2,704,935
Acquisition costs net	9,176,617	9,176,728
Other assets	3,619,418	3,211,955
	$112,158,893	$115,284,070

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 843	$ 89,307
Accounts payable affiliates	343,152	77,424
Capital contributions payable	16,636,827	18,897,103
	16,980,822	19,063,834

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding, as of June 30, 2006	95,310,310	96,375,672
General Partner	(22,985)	(20,315)
Unrealized gain (loss) on securities Available for sale, net	(109,254)	(135,121)
	95,178,071	96,220,236
	$112,158,893	$115,284,070

The accompanying notes are an integral part of this stateme

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 22,240,909	$ 22,577,872

OTHER ASSETS
Cash and cash equivalents	558,812	753,086
Investments	2,266,787	2,408,534
Notes receivable	1,103,531	1,245,069
Acquisition costs net	2,727,433	2,753,098
Other assets	9,927	10,040
	$ 28,907,399	$ 29,747,699

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 385	$ 4,135
Accounts payable affiliates	97,074	-
Capital contributions payable	3,174,786	3,731,835
	3,272,245	3,735,970

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of June 30, 2006	25,667,868	26,050,212
General Partner	(12,570)	(11,612)
Unrealized gain (loss) on securities available for sale, net	(20,144)	(26,871)
	25,635,154	26,011,729
	$ 28,907,399	$ 29,747,699

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,324,522	$15,603,290

OTHER ASSETS
Cash and cash equivalents	786,431	966,312
Investments	876,191	930,979
Notes receivable	799,602	799,602
Acquisition costs net	1,836,373	1,853,941
Other assets	1,633	1,677
	$19,624,752	$20,155,801

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 115	$ 115
Accounts payable affiliates	59,553	-
Capital contributions payable	2,065,895	2,338,756
	2,125,563	2,338,871

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of June 30, 2006	17,515,516	17,835,057
General Partner	(6,990)	(6,189)
Unrealized gain (loss) on securities Available for sale, net	(9,337)	(11,938)
	17,499,189	17,816,930
	$19,624,752	$20,155,801

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$42,678,374	$42,877,880

OTHER ASSETS
Cash and cash equivalents	3,419,777	4,224,012
Investments	8,979,047	9,848,487
Notes receivable	328,875	660,264
Acquisition costs net	4,612,811	4,569,689
Other assets	3,607,858	3,200,238
	$63,626,742	$65,380,570

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 343	$ 85,057
Accounts payable affiliates	186,525	77,424
Capital contributions payable	11,396,146	12,826,512
	11,583,014	12,988,993

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding, as of June 30, 2006	52,126,926	52,490,403
General Partner	(3,425)	(2,514)
Unrealized gain (loss) on securities Available for sale, net	(79,773)	(96,312)
	52,043,728	52,391,577
	$63,626,742	$65,380,570

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 234,000	$ 197,798
Other income	-	-
	234,000	197,798

Share of income (loss) from Operating Partnerships(Note D)	(847,012)	(366,372)

Expenses
Professional fees	14,455	45,709
Fund management fee (Note C)	260,728	253,719
Amortization	90,157	85,473
General and administrative expenses	89,680	83,637
	455,020	468,538

NET INCOME (LOSS)	$(1,068,032)	$ (637,112)

Net income (loss) allocated to limited partners	$(1,065,362)	$ (635,519)

Net income (loss) allocated to general partner	$ (2,670)	$ (1,593)

Net income (loss) per BAC	$ (.09)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2006	2005

Income
Interest income	$ 35,736	$ 50,998
Other income	-	-
	35,736	50,998

Share of loss from Operating Partnerships(Note D)	(271,526)	(318,537)

Expenses
Professional fees	3,886	9,810
Fund management fee (Note C)	96,074	98,208
Amortization	27,475	26,770
General and administrative expenses	20,077	30,940
	147,512	165,728

NET INCOME (LOSS)	$ (383,302)	$ (433,267)

Net income (loss) allocated to limited partners	$ (382,344)	$ (432,184)

Net income (loss) allocated to general partner	$ (958)	$ (1,083)

Net income (loss) per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2006	2005

Income
Interest income	$ 16,091	$ 26,969
Other income	-	-
	16,091	26,969

Share of loss from Operating Partnerships(Note D)	(248,029)	(42,560)

Expenses
Professional fees	1,803	6,233
Fund management fee (Note C)	59,553	59,553
Amortization	17,934	18,759
General and administrative expenses	9,114	14,695
	88,404	99,240

NET INCOME (LOSS)	$ (320,342)	$ (114,831)

Net income (loss) allocated to limited partners	$ (319,541)	$ (114,544)

Net income (loss) allocated to general partner	$ (801)	$ (287)

Net income (loss) per BAC	$ (.14)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2006	2005

Income
Interest income	$ 182,173	$ 119,831
Other income	-	-
	182,173	119,831

Share of loss from Operating Partnerships(Note D)	(327,457)	(5,275)

Expenses
Professional fees	8,766	29,666
Fund management fee (Note C)	105,101	95,958
Amortization	44,748	39,944
General and administrative expenses	60,489	38,002
	219,104	203,570

NET INCOME (LOSS)	$ (364,388)	$ (89,014)

Net income (loss) allocated to limited partners	$ (363,477)	$ (88,791)

Net income (loss) allocated to general partner	$ (911)	$ (223)

Net income (loss) per BAC	$ (.06)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2006	$ 96,375,672	$ (20,315)	$ (135,121)	$ 96,220,236

Net income (loss)	(1,065,362)	(2,670)	-	(1,068,032)

Unrealized income (loss) on securities available for sale	-	-	25,867	25,867

Partners' capital (deficit), June 30, 2006	$ 95,310,310	$ (22,985)	$ (109,254)	$ 95,178,071

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2006	$ 26,050,212	$ (11,612)	$ (26,871)	$ 26,011,729

Net income (loss)	(382,344)	(958)	-	(383,302)

Unrealized income (loss) on securities available for sale	-	-	6,727	6,727

Partners' capital (deficit), June 30, 2006	$ 25,667,868	$ (12,570)	$ (20,144)	$ 25,635,154

Series 48
Partners' capital (deficit) April 1, 2006	$ 17,835,057	$ (6,189)	$ (11,938)	$ 17,816,930

Net income (loss)	(319,541)	(801)	-	(320,342)

Unrealized income (loss) on securities available for sale	-	-	2,601	2,601

Partners' capital (deficit), June 30, 2006	$ 17,515,516	$ (6,990)	$ (9,337)	$ 17,499,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2006	$ 52,490,403	$ (2,514)	$ (96,312)	$ 52,391,577

Net income (loss)	(363,477)	(911)	-	(364,388)

Unrealized income (loss) on securities available for sale	-	-	16,539	16,539

Partners' capital (deficit), June 30, 2006	$ 52,126,926	$ (3,425)	$ (79,773)	$ 52,043,728

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (1,068,032)	$ (637,112)
Adjustments
Amortization	90,157	85,473
Distributions from Operating Partnerships	738	-
Share of Loss from Operating Partnerships	847,012	366,372
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(88,464)	(416,245)
Decrease (Increase) in prepaid expenses	-	-
Decrease (Increase) in accounts receivable	(407,463)	443,780
(Decrease) Increase in accounts payable affiliates	265,728	206,856

Net cash (used in) provided by operating activities	(360,324)	49,124

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(87,138)	(907,333)
Capital contributions paid to Operating Partnerships	(2,295,697)	(5,885,656)
Advances to Operating Partnerships	472,927	(2,492,362)
Investments	1,091,842	(4,305,985)

Net cash (used in) provided by investing activities	(818,066)	(13,591,336)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,038,659)
Capital contributions received	-	9,916,881

Net cash (used in) provided by financing activities	-	8,878,222

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,178,390)	(4,663,990)

Cash and cash equivalents, beginning	5,943,410	33,668,430

Cash and cash equivalents, ending	$ 4,765,020	$ 29,004,440

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 6,965,413

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (383,302)	$ (433,267)
Adjustments
Amortization	27,475	26,770
Distributions from Operating Partnerships	738	-
Share of Loss from Operating Partnerships	271,526	318,537
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,750)	(41,190)
Decrease (Increase) in accounts receivable	113	(10,664)
(Decrease) Increase in accounts payable affiliates	97,074	98,208

Net cash (used in) provided by operating activities	9,874	(41,606)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(782)	23,284
Capital contributions paid to Operating Partnerships	(493,378)	(1,023,261)
Advances to Operating Partnerships	141,538	(371,963)
Investments	148,474	2,585,489

Net cash (used in) provided by investing activities	(204,148)	1,213,549

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194,274)	1,171,943

Cash and cash equivalents, beginning	753,086	1,965,813

Cash and cash equivalents, ending	$ 558,812	$ 3,137,756

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (320,342)	$ (114,831)
Adjustments
Amortization	17,934	18,759
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	248,029	42,560
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,311)
Decrease (Increase) in accounts receivable	44	(882)
(Decrease) Increase in accounts payable affiliates	59,553	59,553
Net cash (used in) provided by operating activities	5,218	(4,152)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(32,064)
Capital contributions paid to Operating Partnerships	(242,488)	(1,696,361)
Advances to Operating Partnerships	-	(371,962)
Investments	57,389	2,466,271

Net cash (used in) provided by investing activities	(185,099)	365,884

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(3,951)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(3,951)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179,881)	357,781

Cash and cash equivalents, beginning	966,312	3,559,396

Cash and cash equivalents, ending	$ 786,431	$ 3,917,177

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (364,388)	$ (89,014)
Adjustments
Amortization	44,748	39,944
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	327,457	5,275
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(84,714)	(365,744)
Decrease (Increase) in accounts receivable	(407,620)	455,326
(Decrease) Increase in accounts payable affiliates	109,101	49,095
Net cash (used in) provided by operating activities	(375,416)	94,882

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(86,356)	(898,553)
Capital contributions paid to Operating Partnerships	(1,559,831)	(3,166,034)
Advances to Operating Partnerships	331,389	(1,748,437)
Investments	885,979	(9,357,745)

Net cash (used in) provided by investing activities	(428,819)	(15,170,769)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,034,708)
Capital contributions received	-	9,916,881

Net cash (used in) provided by financing activities	-	8,882,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(804,235)	(6,193,714)

Cash and cash equivalents, beginning	4,224,012	28,143,221

Cash and cash equivalents, ending	$ 3,419,777	$ 21,949,507

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 6,965,413

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of June 30, 2006, subscriptions had been received and accepted by the Fund for 11,777,706 BAC's representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the June 30, 2006:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2006 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30, 2006 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$ 6,235,308
Due after one year	5,995,971
Total	$12,231,279

The fair market value of the securities is $12,122,025. The difference being an unrealized loss on securities available for sale of $109,254, as of June 30, 2006.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual partnership management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended June 30, 2006 and 2005 are as follows:
	2006	2005
Series 47	$ 97,074	$ 98,208
Series 48	59,553	59,553
Series 49	109,101	95,958
Total	$ 265,728	$ 253,719

The fund management fees paid for the quarter ended June 30, 2006 and 2005 are as follows:
	2006	2005
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2006 and 2005 the Fund has limited partnership interests in 47 and 37 Operating Partnerships which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2006 and 2005 is as follows:
	2006	2005
Series 47	15	15
Series 48	10	10
Series 49	22	12
Total	47	37

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships would be for the three months ended March 31, 2006.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

	Series 47 2006	Series 47 2005

Revenues
Rental	$ 1,507,924	$ 316,731
Interest and other	26,220	26,720
	1,534,144	343,451

Expenses
Interest	452,691	120,872
Depreciation and amortization	408,178	146,519
Operating expenses	947,544	397,815
	1,808,413	665,206

NET LOSS	$ (274,269)	$ (321,755)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (271,526)	$ (318,537)

Net loss allocated to other Partners	$ (2,743)	$ (3,218)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

	Series 48 2006	Series 48 2005

Revenues
Rental	$ 566,175	$ 87,417
Interest and other	39,711	4,079
	605,886	91,496

Expenses
Interest	190,688	23,359
Depreciation and amortization	205,835	33,919
Operating expenses	459,897	77,208
	856,420	134,486

NET LOSS	$ (250,534)	$ (42,990)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (248,029)	$ (42,560)

Net loss allocated to other Partners	$ (2,505)	$ (430)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months Ended March 31,
(Unaudited)

	Series 49 2006	Series 49 2005

Revenues
Rental	$ 525,640	$ 62,121
Interest and other	20,165	4,174
	545,805	66,295

Expenses
Interest	180,093	20,368
Depreciation and amortization	278,614	-
Operating expenses	417,863	51,255
	876,570	71,623

NET LOSS	$ (330,765)	$ (5,328)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (327,457)	$ (5,275)

Net loss allocated to other Partners	$ (3,308)	$ (53)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended June 30, 2006 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is accruing the fund management fees for Series 47, Series 48, and Series 49 in order to maintain adequate Fund reserves. Pursuant to the Partnership Agreement, there liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy there liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2006.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,379,161.

During the quarter ended June 30, 2006, Series 47 recorded capital contribution releases of $493,378. Series 47 has outstanding contributions payable to 12 Operating Partnerships in the amount of $3,174,786 as of June 30, 2006. Of the total amount outstanding, $1,103,571 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $2,071,215 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $17,433,345.

During the quarter ended June 30, 2006, Series 48 recorded capital contribution releases of $242,488. Series 48 has outstanding contributions payable to 8 Operating Partnerships in the amount of $2,065,895 as of June 30, 2006. Of the total amount outstanding, $799,602 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,266,293 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $43,528,719.

During the quarter ended June 30, 2006, Series 49 recorded capital contribution releases of $1,559,831. Series 49 has outstanding contributions payable to 19 Operating Partnerships in the amount of $11,396,146 as of June 30, 2006. Of the total amount outstanding, $3,292,707 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $8,103,439 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2006 the Fund held limited partnership interests in 47 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2006 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2006 for Series 47, Series 48, and Series 49 were $96,074, $59,553, and $105,101, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2006 and 2005, the average Qualified Occupancy was 99.9% and 72.9%, respectively. The series had a total of 15 properties at June 30, 2006. Out of the total 14 were at 100% Qualified Occupancy and 1 was in initial lease up.

For the period ended June 30, 2006 and 2005, Series 47 reflects net loss from Operating Partnerships of $(274,269) and $(321,755), respectively, which includes depreciation and amortization of $408,178 and $146,519, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of June 30, 2006 and 2005, the average Qualified Occupancy was 98.8% and 73.7%, respectively. The series had a total of 10 properties at June 30, 2006. Out of the total 8 were at 100% Qualified Occupancy and 2 were in initial lease up.

For the period ended June 30, 2006 and 2005, Series 48 reflects net loss from Operating Partnerships of $(250,534) and $(42,990), respectively, which includes depreciation and amortization of $205,835 and $33,919, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of June 30, 2006 and 2005, the average Qualified Occupancy was 92.6% and 100%, respectively. The series had a total of 22 properties at June 30, 2006. Out of the total 11 were at 100% Qualified Occupancy and 4 were in initial lease up. The series also had 4 properties that were still under construction and 3 properties with multiple building some of which were under construction and some of which were in lease-up.

For the period ended June 30, 2006 and 2005, Series 49 reflects net loss from Operating Partnerships of $(330,765) and $(5,328), respectively, which includes depreciation and amortization of $278,614 and $0, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make various estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future low-income housing credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership and includes the reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the Operating Partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Fund's balance in investment in operating partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Funds's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: January 23, 2007		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

January 23, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.