Form 10-Q
period 2006-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-01-23
CIK 1267425

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-35

Item 3. Quantitative and Qualitative Disclosure About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits and Reports on Form 8-K	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 79,565,812	$ 81,059,042

OTHER ASSETS

Cash and cash equivalents	4,694,379	5,943,410
Investments	7,695,663	13,188,000
Notes receivable	2,120,935	2,704,935
Acquisition costs net	9,120,323	9,176,728
Other assets	3,278,377	3,211,955
	$106,475,489	$115,284,070

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 843	$ 89,307
Accounts payable affiliates	469,675	77,424
Capital contributions payable	11,777,187	18,897,103
	12,247,705	19,063,834

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding, as of September 30, 2006	94,333,641	96,375,672
General Partner	(25,433)	(20,315)
Unrealized gain (loss) on securities Available for sale, net	(80,424)	(135,121)
	94,227,784	96,220,236
	$106,475,489	$115,284,070

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 22,066,266	$ 22,577,872

OTHER ASSETS
Cash and cash equivalents	1,186,937	753,086
Investments	837,459	2,408,534
Notes receivable	1,017,589	1,245,069
Acquisition costs net	2,703,412	2,753,098
Other assets	103,900	10,040
	$ 27,915,563	$ 29,747,699

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 385	$ 4,135
Accounts payable affiliates	144,173	-
Capital contributions payable	2,464,466	3,731,835
	2,609,024	3,735,970

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of September 30, 2006	25,328,220	26,050,212
General Partner	(13,422)	(11,612)
Unrealized gain (loss) on securities available for sale, net	(8,259)	(26,871)
	25,306,539	26,011,729
	$ 27,915,563	$ 29,747,699

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,073,650	$15,603,290

OTHER ASSETS
Cash and cash equivalents	891,449	966,312
Investments	635,862	930,979
Notes receivable	799,602	799,602
Acquisition costs net	1,820,135	1,853,941
Other assets	95,612	1,677
	$19,316,310	$20,155,801

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 115	$ 115
Accounts payable affiliates	94,148	-
Capital contributions payable	2,065,895	2,338,756
	2,160,158	2,338,871

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of September 30, 2006	17,171,116	17,835,057
General Partner	(7,853)	(6,189)
Unrealized gain (loss) on securities Available for sale, net	(7,111)	(11,938)
	17,156,152	17,816,930
	$19,316,310	$20,155,801

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$42,425,896	$42,877,880

OTHER ASSETS
Cash and cash equivalents	2,615,993	4,224,012
Investments	6,222,342	9,848,487
Notes receivable	303,744	660,264
Acquisition costs net	4,596,776	4,569,689
Other assets	3,078,865	3,200,238
	$59,243,616	$65,380,570

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 343	$ 85,057
Accounts payable affiliates	231,354	77,424
Capital contributions payable	7,246,826	12,826,512
	7,478,523	12,988,993

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding, as of September 30, 2006	51,834,305	52,490,403
General Partner	(4,158)	(2,514)
Unrealized gain (loss) on securities Available for sale, net	(65,054)	(96,312)
	51,765,093	52,391,577
	$59,243,616	$65,380,570

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 178,073	$ 184,360
Other income	13,200	-
	191,273	184,360

Share of income (loss) from Operating Partnerships(Note D)	(722,791)	(372,316)

Expenses
Professional fees	59,761	64,672
Fund management fee (Note C)	268,809	253,373
Amortization	91,081	87,106
General and administrative expenses	28,491	71,543
	448,142	476,694

NET INCOME (LOSS)	$ (979,660)	$ (664,650)

Net income (loss) allocated to limited partners	$ (977,211)	$ (662,989)

Net income (loss) allocated to general partner	$ (2,449)	$ (1,661)

Net income (loss) per BAC	$ (.08)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2006	2005

Income
Interest income	$ 23,469	$ 32,064
Other income	-	-
	23,469	32,064

Share of loss from Operating Partnerships(Note D)	(222,985)	(357,576)

Expenses
Professional fees	15,257	24,340
Fund management fee (Note C)	92,885	98,034
Amortization	27,513	26,934
General and administrative expenses	5,328	20,878
	140,983	170,186

NET INCOME (LOSS)	$ (340,499)	$ (495,698)

Net income (loss) allocated to limited partners	$ (339,648)	$ (494,459)

Net income (loss) allocated to general partner	$ (851)	$ (1,239)

Net income (loss) per BAC	$ (.10)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2006	2005

Income
Interest income	$ 15,853	$ 17,793
Other income	-	-
	15,853	17,793

Share of loss from Operating Partnerships(Note D)	(267,224)	(8,973)

Expenses
Professional fees	12,610	13,406
Fund management fee (Note C)	57,095	59,553
Amortization	17,942	19,349
General and administrative expenses	6,245	6,094
	93,892	98,402

NET INCOME (LOSS)	$ (345,263)	$ (89,582)

Net income (loss) allocated to limited partners	$ (344,400)	$ (89,358)

Net income (loss) allocated to general partner	$ (863)	$ (224)

Net income (loss) per BAC	$ (.15)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2006	2005

Income
Interest income	$ 138,751	$ 134,503
Other income	13,200	-
	151,951	134,503

Share of loss from Operating Partnerships(Note D)	(232,582)	(5,767)

Expenses
Professional fees	31,894	26,926
Fund management fee (Note C)	118,829	95,786
Amortization	45,626	40,823
General and administrative expenses	16,918	44,571
	213,267	208,106

NET INCOME (LOSS)	$ (293,898)	$ (79,370)

Net income (loss) allocated to limited partners	$ (293,163)	$ (79,172)

Net income (loss) allocated to general partner	$ (735)	$ (198)

Net income (loss) per BAC	$ (.05)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 412,076	$ 382,157
Other income	13,200	-
	425,276	382,157

Share of income (loss) from Operating Partnerships(Note D)	(1,569,803)	(738,688)

Expenses
Professional fees	74,218	110,380
Fund management fee (Note C)	528,994	507,092
Amortization	181,239	172,579
General and administrative expenses	118,171	155,180
	902,622	945,231

NET INCOME (LOSS)	$(2,047,149)	$(1,301,762)

Net income (loss) allocated to limited partners	$(2,042,031)	$(1,298,508)

Net income (loss) allocated to general partner	$ (5,118)	$ (3,254)

Net income (loss) per BAC	$ (.17)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2006	2005

Income
Interest income	$ 59,206	$ 83,061
Other income	-	-
	59,206	83,061

Share of loss from Operating Partnerships(Note D)	(494,511)	(676,113)

Expenses
Professional fees	19,144	34,149
Fund management fee (Note C)	188,959	196,242
Amortization	54,989	53,705
General and administrative expenses	25,405	51,819
	288,497	335,915

NET INCOME (LOSS)	$ (723,802)	$ (928,967)

Net income (loss) allocated to limited partners	$ (721,992)	$ (926,645)

Net income (loss) allocated to general partner	$ (1,810)	$ (2,322)

Net income (loss) per BAC	$ (.21)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2006	2005

Income
Interest income	$ 31,945	$ 44,763
Other income	-	-
	31,945	44,763

Share of loss from Operating Partnerships(Note D)	(515,253)	(51,533)

Expenses
Professional fees	14,413	19,638
Fund management fee (Note C)	116,648	119,106
Amortization	35,876	38,108
General and administrative expenses	15,360	20,789
	182,297	197,641

NET INCOME (LOSS)	$ (665,605)	$ (204,411)

Net income (loss) allocated to limited partners	$ (663,941)	$ (203,900)

Net income (loss) allocated to general partner	$ (1,664)	$ (511)

Net income (loss) per BAC	$ (.29)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2006	2005

Income
Interest income	$ 320,925	$ 254,333
Other income	13,200	-
	334,125	254,333

Share of loss from Operating Partnerships(Note D)	(560,039)	(11,042)

Expenses
Professional fees	40,661	56,593
Fund management fee (Note C)	223,387	191,744
Amortization	90,374	80,766
General and administrative expenses	77,406	82,572
	431,828	411,675

NET INCOME (LOSS)	$ (657,742)	$ (168,384)

Net income (loss) allocated to limited partners	$ (656,098)	$ (167,963)

Net income (loss) allocated to general partner	$ (1,644)	$ (421)

Net income (loss) per BAC	$ (.11)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2006	$ 96,375,672	$ (20,315)	$ (135,121)	$ 96,220,236

Net income (loss)	(2,042,031)	(5,118)	-	(2,047,149)

Unrealized income (loss) on securities available for sale	-	-	54,697	54,697

Partners' capital (deficit), September 30, 2006	$ 94,333,641	$ (25,433)	$ (80,424)	$ 94,227,784

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2006	$ 26,050,212	$ (11,612)	$ (26,871)	$ 26,011,729

Net income (loss)	(721,992)	(1,810)	-	(723,802)

Unrealized income (loss) on securities available for sale	-	-	18,612	18,612

Partners' capital (deficit), September 30, 2006	$ 25,328,220	$ (13,422)	$ (8,259)	$ 25,306,539

Series 48
Partners' capital (deficit) April 1, 2006	$ 17,835,057	$ (6,189)	$ (11,938)	$ 17,816,930

Net income (loss)	(663,941)	(1,664)	-	(665,605)

Unrealized income (loss) on securities available for sale	-	-	4,827	4,827

Partners' capital (deficit), September 30, 2006	$ 17,171,116	$ (7,853)	$ (7,111)	$ 17,156,152

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six months Ended September 30, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2006	$ 52,490,403	$ (2,514)	$ (96,312)	$ 52,391,577

Net income (loss)	(656,098)	(1,644)	-	(657,742)

Unrealized income (loss) on securities available for sale	-	-	31,258	31,258

Partners' capital (deficit), September 30, 2006	$ 51,834,305	$ (4,158)	$ (65,054)	$ 51,765,093

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (2,047,149)	$ (1,301,762)
Adjustments
Amortization	181,239	172,579
Distributions from Operating Partnerships	1,698	-
Share of Loss from Operating Partnerships	1,569,803	738,688
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(88,464)	(416,145)
Decrease (Increase) in accounts receivable	(66,422)	832,436
(Decrease) Increase in accounts payable affiliates	392,251	460,229

Net cash (used in) provided by operating activities	(57,044)	486,025

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(119,016)	(1,134,917)
Capital contributions paid to Operating Partnerships	(7,204,005)	(18,188,766)
Advances to Operating Partnerships	584,000	(3,017,636)
Investments	5,547,034	(4,603,444)

Net cash (used in) provided by investing activities	(1,191,987)	(26,944,763)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,038,659)
Capital contributions received	-	9,916,881

Net cash (used in) provided by financing activities	-	8,878,222

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,249,031)	(17,580,516)

Cash and cash equivalents, beginning	5,943,410	33,668,430

Cash and cash equivalents, ending	$ 4,694,379	$ 16,087,914

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 9,089,313

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 47

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (723,802)	$ (928,967)
Adjustments
Amortization	54,989	53,705
Distributions from Operating Partnerships	738	-
Share of Loss from Operating Partnerships	494,511	676,113
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,750)	(41,190)
Decrease (Increase) in accounts receivable	(93,860)	401,747
(Decrease) Increase in accounts payable affiliates	144,173	196,242

Net cash (used in) provided by operating activities	(127,001)	357,650

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(3,246)	(16,011)
Capital contributions paid to Operating Partnerships	(1,253,069)	(2,493,718)
Advances to Operating Partnerships	227,480	(966,973)
Investments	1,589,687	2,565,322

Net cash (used in) provided by investing activities	560,852	(911,380)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 47

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	433,851	(553,730)

Cash and cash equivalents, beginning	753,086	1,965,813

Cash and cash equivalents, ending	$ 1,186,937	$ 1,412,083

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 48

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (665,605)	$ (204,411)
Adjustments
Amortization	35,876	38,108
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	515,253	51,533
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,311)
Decrease (Increase) in accounts receivable	(93,935)	501
(Decrease) Increase in accounts payable affiliates	94,148	119,106
Net cash (used in) provided by operating activities	(114,263)	(4,474)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,338)	(93,763)
Capital contributions paid to Operating Partnerships	(259,206)	(3,478,890)
Advances to Operating Partnerships	-	(371,962)
Investments	299,944	2,463,283

Net cash (used in) provided by investing activities	39,400	(1,481,332)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 48

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(3,951)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(3,951)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,863)	(1,489,757)

Cash and cash equivalents, beginning	966,312	3,559,396

Cash and cash equivalents, ending	$ 891,449	$ 2,069,639

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 49

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (657,742)	$ (168,384)
Adjustments
Amortization	90,374	80,766
Distributions from Operating Partnerships	960	-
Share of Loss from Operating Partnerships	560,039	11,042
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(84,714)	(365,644)
Decrease (Increase) in accounts receivable	121,373	430,188
(Decrease) Increase in accounts payable affiliates	153,930	144,881
Net cash (used in) provided by operating activities	184,220	132,849

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(114,432)	(1,025,143)
Capital contributions paid to Operating Partnerships	(5,691,730)	(12,216,158)
Advances to Operating Partnerships	356,520	(1,678,701)
Investments	3,657,403	(9,632,049)

Net cash (used in) provided by investing activities	(1,792,239)	(24,552,051)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six months Ended September 30,
(Unaudited)

Series 49

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,034,708)
Capital contributions received	-	9,916,881

Net cash (used in) provided by financing activities	-	8,882,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,608,019)	(15,537,029)

Cash and cash equivalents, beginning	4,224,012	28,143,221

Cash and cash equivalents, ending	$ 2,615,993	$ 12,606,192

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 9,089,313

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

The assignor limited partner is BCTC V Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning. The assignor limited partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the limited partnership interest of the assignor limited partner will be assigned by the assignor limited partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a limited partner of the Fund, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2006, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the September 30, 2006:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2006 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K.

Investment Securities

The Fund has determined that all of its investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise.

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of September 30, 2006 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$3,414,093
Due after one year	4,361,994
Total	$7,776,087

The fair market value of the securities is $7,695,663, the difference being an unrealized loss on securities available for sale of $80,424, as of September 30, 2006.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual partnership management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended September 30, 2006 and 2005 are as follows:
	2006	2005
Series 47	$ 97,099	$ 98,034
Series 48	59,595	59,553
Series 49	119,829	95,786
Total	$ 276,523	$ 253,373

The fund management fees paid for the quarter ended September 30, 2006 and 2005 are as follows:
	2006	2005
Series 47	$ 50,000	$ -
Series 48	25,000	-
Series 49	75,000	-
Total	$ 150,000	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2006 and 2005 the Fund has limited partnership interests in 48 and 40 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2006 and 2005 is as follows:
	2006	2005
Series 47	15	15
Series 48	11	10
Series 49	22	15
Total	48	40

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2006.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	Series 47 2006	Series 47 2005

Revenues
Rental	$ 3,075,384	$ 533,121
Interest and other	42,918	41,051
	3,118,302	574,172

Expenses
Interest	903,141	214,668
Depreciation and amortization	899,747	316,071
Operating expenses	1,814,920	726,376
	3,617,808	1,257,115

NET LOSS	$ (499,506)	$ (682,943)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (494,511)	$ (676,113)

Net loss allocated to other Partners	$ (4,995)	$ (6,830)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	Series 48 2006	Series 48 2005

Revenues
Rental	$ 1,198,151	$ 225,864
Interest and other	80,722	10,100
	1,278,873	235,964

Expenses
Interest	394,181	59,633
Depreciation and amortization	475,678	63,921
Operating expenses	929,472	164,464
	1,799,331	288,018

NET LOSS	$ (520,458)	$ (52,054)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (515,253)	$ (51,533)

Net loss allocated to other Partners	$ (5,205)	$ (521)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	Series 49 2006	Series 49 2005

Revenues
Rental	$ 1,167,258	$ 166,471
Interest and other	36,265	12,004
	1,203,523	178,475

Expenses
Interest	386,409	49,879
Depreciation and amortization	525,092	-
Operating expenses	857,718	139,750
	1,769,219	189,629

NET LOSS	$ (565,696)	$ (11,154)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (560,039)	$ (11,042)

Net loss allocated to other Partners	$ (5,657)	$ (112)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended September 30, 2006 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

Liquidity

The Fund's primary source of funds is the proceeds of its the Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is accruing the fund management fees for Series 47, Series 48, and Series 49 in order to maintain adequate Fund reserves. Pursuant to the Partnership Agreement, there liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2006.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended September 30, 2006, Series 47 recorded capital contribution releases of $759,691. Series 47 has outstanding contributions payable to 9 Operating Partnerships in the amount of $2,464,466 as of September 30, 2006. Of the total amount outstanding, $1,111,577 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,352,889 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,062.

During the quarter ended September 30, 2006, Series 48 recorded capital contribution releases of $16,718. Series 48 has outstanding contributions payable to 8 Operating Partnerships in the amount of $2,065,895 as of September 30, 2006. Of the total amount outstanding, $893,590 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,172,305 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $43,528,719.

During the quarter ended September 30, 2006, Series 49 recorded capital contribution releases of $4,131,899. Series 49 has outstanding contributions payable to 17 Operating Partnerships in the amount of $7,246,826 as of September 30, 2006. Of the total amount outstanding, $2,747,805 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $4,499,021 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2006 the Fund held limited partnership interests in 48 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2006 as Series 47, Series 48 and Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The Fund management fees incurred for the quarter ended September 30, 2006 for Series 47, Series 48, and Series 49 were $92,885, $57,095, and $118,829, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2006 and 2005, the average Qualified Occupancy was 100% and 82.3%, respectively. The series had a total of 15 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 47 reflects net loss from Operating Partnerships of $(499,506) and $(682,943), respectively, which includes depreciation and amortization of $899,747 and $316,071, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of September 30, 2006 and 2005, the average Qualified Occupancy was 99.4% and 78.3%, respectively. The series had a total of 11 properties at September 30, 2006. Out of the total 10 were at 100% Qualified Occupancy and 1 was in initial lease up.

For the period ended September 30, 2006 and 2005, Series 48 reflects net loss from Operating Partnerships of $(520,458) and $(52,054), respectively, which includes depreciation and amortization of $475,678 and $63,921, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of September 30, 2006 and 2005, the average Qualified Occupancy was 96.4% and 70.5%, respectively. The series had a total of 22 properties at September 30, 2006. Out of the total 13 were at 100% Qualified Occupancy and 5 were in initial lease up. The series also had 2 properties that were still under construction and 2 properties with multiple building some of which were under construction and some of which were in lease-up.

For the period ended September 30, 2006 and 2005, Series 49 reflects net loss from Operating Partnerships of $(565,696) and $(11,154), respectively, which includes depreciation and amortization of $525,092 and $0, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnership's.

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

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, the general partner of the Fund, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Funds's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable

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