Form 10-Q
period 2006-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-02-23
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-109898

BOSTON CAPITAL TAX CREDIT FUND V L.P.
(Exact name of registrant as specified in its charter)

Delaware	14-1897569
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

                   (617) 624-8900

(Registrant's telephone number, including area code)

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 80,882,121	$ 81,059,042

OTHER ASSETS

Cash and cash equivalents	2,780,083	5,943,410
Investments	6,785,860	13,188,000
Notes receivable	2,038,822	2,704,935
Acquisition costs net	9,086,701	9,176,728
Other assets	2,270,435	3,211,955
	$103,844,022	$115,284,070

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 843	$ 89,307
Accounts payable affiliates	761,396	77,424
Capital contributions payable	9,898,696	18,897,103
	10,660,935	19,063,834

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding, as of December 31, 2006	93,289,707	96,375,672
General Partner	(28,049)	(20,315)
Unrealized gain (loss) on securities
Available for sale, net	(78,571)	(135,121)
	93,183,087	96,220,236
	$103,844,022	$115,284,070

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 21,775,992	$ 22,577,872

OTHER ASSETS
Cash and cash equivalents	484,681	753,086
Investments	1,437,119	2,408,534
Notes receivable	1,017,589	1,245,069
Acquisition costs net	2,680,427	2,753,098
Other assets	103,833	10,040
	$ 27,499,641	$ 29,747,699

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 385	$ 4,135
Accounts payable affiliates	241,262	-
Capital contributions payable	2,362,913	3,731,835
	2,604,560	3,735,970

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of December 31, 2006	24,925,016	26,050,212
General Partner	(14,432)	(11,612)
Unrealized gain (loss) on securities
available for sale, net	(15,503)	(26,871)
	24,895,081	26,011,729
	$ 27,499,641	$ 29,747,699

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,797,682	$15,603,290

OTHER ASSETS
Cash and cash equivalents	605,129	966,312
Investments	719,891	930,979
Notes receivable	799,602	799,602
Acquisition costs net	1,802,555	1,853,941
Other assets	95,588	1,677
	$18,820,447	$20,155,801

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 115	$ 115
Accounts payable affiliates	153,764	-
Capital contributions payable	1,858,216	2,338,756
	2,012,095	2,338,871

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of December 31, 2006	16,824,893	17,835,057
General Partner	(8,721)	(6,189)
Unrealized gain (loss) on securities
Available for sale, net	(7,820)	(11,938)
	16,808,352	17,816,930
	$18,820,447	$20,155,801

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$44,308,447	$42,877,880

OTHER ASSETS
Cash and cash equivalents	1,690,273	4,224,012
Investments	4,628,850	9,848,487
Notes receivable	221,631	660,264
Acquisition costs net	4,603,719	4,569,689
Other assets	2,071,014	3,200,238
	$57,523,934	$65,380,570

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 343	$ 85,057
Accounts payable affiliates	366,370	77,424
Capital contributions payable	5,677,567	12,826,512
	6,044,280	12,988,993

PARTNERS' EQUITY (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding, as of December 31, 2006	51,539,798	52,490,403
General Partner	(4,896)	(2,514)
Unrealized gain (loss) on securities
Available for sale, net	(55,248)	(96,312)
	51,479,654	52,391,577
	$57,523,934	$65,380,570

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 179,241	$ 287,093
Other income	-	-
	179,241	287,093

Share of income (loss) from Operating Partnerships(Note D)	(779,884)	(365,912)

Expenses
Professional fees	20,297	22,313
Fund management fee (Note C)	278,721	251,284
Amortization	91,457	88,273
General and administrative expenses	55,450	82,199
	445,925	444,069

NET INCOME (LOSS)	$(1,046,568)	$ (522,888)

Net income (loss) allocated to limited partners	$(1,043,951)	$ (521,581)

Net income (loss) allocated to general partner	$ (2,617)	$ (1,307)

Net income (loss) per BAC	$ (.09)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2006	2005

Income
Interest income	$ 23,461	$ 43,119
Other income	-	-
	23,461	43,119

Share of income (loss) from Operating Partnerships(Note D)	(289,246)	(251,508)

Expenses
Professional fees	5,501	7,478
Fund management fee (Note C)	90,589	95,441
Amortization	27,540	27,183
General and administrative expenses	14,800	24,690
	138,430	154,792

NET INCOME (LOSS)	$ (404,215)	$ (363,181)

Net income (loss) allocated to limited partners	$ (403,204)	$ (362,273)

Net income (loss) allocated to general partner	$ (1,011)	$ (908)

Net income (loss) per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2006	2005

Income
Interest income	$ 14,476	$ 10,634
Other income	-	-
	14,476	10,634

Share of income (loss) from Operating Partnerships(Note D)	(275,601)	2,240

Expenses
Professional fees	3,648	3,539
Fund management fee (Note C)	53,116	59,553
Amortization	17,946	19,600
General and administrative expenses	11,272	10,263
	85,982	92,955

NET INCOME (LOSS)	$ (347,107)	$ (80,081)

Net income (loss) allocated to limited partners	$ (346,239)	$ (79,881)

Net income (loss) allocated to general partner	$ (868)	$ (200)

Net income (loss) per BAC	$ (.15)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2006	2005

Income
Interest income	$ 141,304	$ 233,340
Other income	-	-
	141,304	233,340

Share of income (loss) from Operating Partnerships(Note D)	(215,037)	(116,644)

Expenses
Professional fees	11,148	11,296
Fund management fee (Note C)	135,016	96,290
Amortization	45,971	41,490
General and administrative expenses	29,378	47,246
	221,513	196,322

NET INCOME (LOSS)	$ (295,246)	$ (79,626)

Net income (loss) allocated to limited partners	$ (294,508)	$ (79,427)

Net income (loss) allocated to general partner	$ (738)	$ (199)

Net income (loss) per BAC	$ (.05)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 591,315	$ 669,252
Other income	13,200	-
	604,515	669,252

Share of income (loss) from Operating Partnerships(Note D)	(2,349,687)	(1,104,600)

Expenses
Professional fees	94,514	132,692
Fund management fee (Note C)	807,715	758,376
Amortization	272,697	260,853
General and administrative expenses	173,601	237,377
	1,348,527	1,389,298

NET INCOME (LOSS)	$(3,093,699)	$(1,824,646)

Net income (loss) allocated to limited partners	$(3,085,965)	$(1,820,085)

Net income (loss) allocated to general partner	$ (7,734)	$ (4,561)

Net income (loss) per BAC	$ (.26)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2006	2005

Income
Interest income	$ 82,666	$ 126,181
Other income	-	-
	82,666	126,181

Share of loss from Operating Partnerships(Note D)	(783,757)	(927,621)

Expenses
Professional fees	24,644	41,627
Fund management fee (Note C)	279,548	291,683
Amortization	82,529	80,888
General and administrative expenses	40,204	76,508
	426,925	490,706

NET INCOME (LOSS)	$(1,128,016)	$(1,292,146)

Net income (loss) allocated to limited partners	$(1,125,196)	$(1,288,916)

Net income (loss) allocated to general partner	$ (2,820)	$ (3,230)

Net income (loss) per BAC	$ (.32)	$ (.37)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2006	2005

Income
Interest income	$ 46,421	$ 55,398
Other income	-	-
	46,421	55,398

Share of loss from Operating Partnerships(Note D)	(790,854)	(49,293)

Expenses
Professional fees	18,061	23,177
Fund management fee (Note C)	169,764	178,659
Amortization	53,823	57,709
General and administrative expenses	26,615	31,051
	268,263	290,596

NET INCOME (LOSS)	$(1,012,696)	$ (284,491)

Net income (loss) allocated to limited partners	$(1,010,164)	$ (283,780)

Net income (loss) allocated to general partner	$ (2,532)	$ (711)

Net income (loss) per BAC	$ (.44)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2006	2005

Income
Interest income	$ 462,228	$ 487,673
Other income	13,200	-
	475,428	487,673

Share of loss from Operating Partnerships(Note D)	(775,076)	(127,686)

Expenses
Professional fees	51,809	67,888
Fund management fee (Note C)	358,403	288,034
Amortization	136,345	122,256
General and administrative expenses	106,782	129,818
	653,339	607,996

NET INCOME (LOSS)	$ (952,987)	$ (248,009)

Net income (loss) allocated to limited partners	$ (950,605)	$ (247,389)

Net income (loss) allocated to general partner	$ (2,382)	$ (620)

Net income (loss) per BAC	$ (.16)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total

Partners' capital (deficit) April 1, 2006	$ 96,375,672	$ (20,315)	$ (135,121)	$ 96,220,236

Net income (loss)	(3,085,965)	(7,734)	-	(3,093,699)

Unrealized income (loss) on securities available for sale	-	-	56,550	56,550

Partners' capital (deficit), December 31, 2006	$ 93,289,707	$ (28,049)	$ (78,571)	$ 93,183,087

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 47
Partners' capital (deficit) April 1, 2006	$ 26,050,212	$ (11,612)	$ (26,871)	$ 26,011,729

Net income (loss)	(1,125,196)	(2,820)	-	(1,128,016)

Unrealized income (loss) on securities available for sale	-	-	11,368	11,368

Partners' capital (deficit), December 31, 2006	$ 24,925,016	$ (14,432)	$ (15,503)	$ 24,895,081

Series 48
Partners' capital (deficit) April 1, 2006	$ 17,835,057	$ (6,189)	$ (11,938)	$ 17,816,930

Net income (loss)	(1,010,164)	(2,532)	-	(1,012,696)

Unrealized income (loss) on securities available for sale	-	-	4,118	4,118

Partners' capital (deficit), December 31, 2006	$ 16,824,893	$ (8,721)	$ (7,820)	$ 16,808,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2006
(Unaudited)

	Limited Partners	General Partner	Accumulated or other comprehensive income	Total
Series 49
Partners' capital (deficit) April 1, 2006	$ 52,490,403	$ (2,514)	$ (96,312)	$ 52,391,577

Net income (loss)	(950,605)	(2,382)	-	(952,987)

Unrealized income (loss) on securities available for sale	-	-	41,064	41,064

Partners' capital (deficit), December 31, 2006	$ 51,539,798	$ (4,896)	$ (55,248)	$ 51,479,654

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (3,093,699)	$ (1,824,646)
Adjustments
Amortization	272,697	260,853
Distributions from Operating Partnerships	1,698	-
Share of Loss from Operating Partnerships	2,349,687	1,104,600
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(88,464)	(407,468)
Decrease (Increase) in accounts receivable	941,520	(2,275,051)
(Decrease) Increase in accounts payable affiliates	683,972	712,513

Net cash (used in) provided by operating activities	1,067,411	(2,429,199)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(173,944)	(1,247,250)
Capital contributions paid to Operating Partnerships	(11,181,597)	(21,394,958)
Advances to Operating Partnerships	666,113	(2,246,206)
Investments	6,458,690	(4,817,889)

Net cash (used in) provided by investing activities	(4,230,738)	(29,706,303)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,038,659)
Capital contributions received	-	9,916,881

Net cash (used in) provided by financing activities	-	8,878,222

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,163,327)	(23,257,280)

Cash and cash equivalents, beginning	5,943,410	33,668,430

Cash and cash equivalents, ending	$ 2,780,083	$ 10,411,150

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,020,659	$ 12,257,271

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (1,128,016)	$ (1,292,146)
Adjustments
Amortization	82,529	80,888
Distributions from Operating Partnerships	738	-
Share of Loss from Operating Partnerships	783,757	927,621
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,750)	(41,190)
Decrease (Increase) in accounts receivable	(93,793)	42,060
(Decrease) Increase in accounts payable affiliates	241,262	292,683

Net cash (used in) provided by operating activities	(117,273)	9,916

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(6,773)	(34,467)
Capital contributions paid to Operating Partnerships	(1,354,622)	(2,988,654)
Advances to Operating Partnerships	227,480	(966,973)
Investments	982,783	2,435,829

Net cash (used in) provided by investing activities	(151,132)	(1,554,265)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	-
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(268,405)	(1,544,349)

Cash and cash equivalents, beginning	753,086	1,965,813

Cash and cash equivalents, ending	$ 484,681	$ 421,464

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ 591,815

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (1,012,696)	$ (284,491)
Adjustments
Amortization	53,823	57,709
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	790,854	49,293
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,311)
Decrease (Increase) in accounts receivable	(93,911)	501
(Decrease) Increase in accounts payable affiliates	153,764	178,659
Net cash (used in) provided by operating activities	(108,166)	(7,640)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(1,338)	(112,888)
Capital contributions paid to Operating Partnerships	(466,885)	(3,578,890)
Advances to Operating Partnerships	-	(371,962)
Investments	215,206	2,444,100

Net cash (used in) provided by investing activities	(253,017)	(1,619,640)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(3,951)
Capital contributions received	-	-

Net cash (used in) provided by financing activities	-	(3,951)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(361,183)	(1,631,231)

Cash and cash equivalents, beginning	966,312	3,559,396

Cash and cash equivalents, ending	$ 605,129	$ 1,928,165

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2006	2005
Cash flows from operating activities:

Net income (loss)	$ (952,987)	$ (248,009)
Adjustments
Amortization	136,345	122,256
Distributions from Operating Partnerships	960	-
Share of Loss from Operating Partnerships	775,076	127,686
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(84,714)	(356,967)
Decrease (Increase) in accounts receivable	1,129,224	(2,317,612)
(Decrease) Increase in accounts payable affiliates	288,946	241,171
Net cash (used in) provided by operating activities	1,292,850	(2,431,475)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(165,833)	(1,099,895)
Capital contributions paid to Operating Partnerships	(9,360,090)	(14,827,414)
Advances to Operating Partnerships	438,633	(907,271)
Investments	5,260,701	(9,697,818)

Net cash (used in) provided by investing activities	(3,826,589)	(26,532,398)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2006	2005

Continued

Cash flows from financing activities:

Sales and registration costs paid	-	(1,034,708)
Capital contributions received	-	9,916,881

Net cash (used in) provided by financing activities	-	8,882,173

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,533,739)	(20,081,700)

Cash and cash equivalents, beginning	4,224,012	28,143,221

Cash and cash equivalents, ending	$ 1,690,273	$ 8,061,521

Supplemental schedule of non-cash investing and financing activities: The fund has increased its investments for unpaid capital contributions due to the Operating Partnerships	$ 1,020,659	$ 11,665,456

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2006, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of the December 31, 2006:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2006 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of December 31, 2006 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$3,800,649
Due after one year	3,063,782
Total	$6,864,431

The fair market value of the securities is $6,785,860, the difference being an unrealized loss on securities available for sale of $78,571, as of December 31, 2006.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual partnership management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The partnership management fee accrued for the quarters ended December 31, 2006 and 2005 are as follows:
	2006	2005
Series 47	$ 97,089	$ 96,441
Series 48	59,616	59,553
Series 49	135,016	96,290
Total	$ 291,721	$ 252,284

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2006 and 2005 the Fund has limited partnership interests in 50 and 42 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2006 and 2005 is as follows:
	2006	2005
Series 47	15	15
Series 48	11	10
Series 49	24	17
Total	50	42

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2006.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	Series 47 2006	Series 47 2005

Revenues
Rental	$ 4,598,002	$ 1,574,238
Interest and other	65,211	70,344
	4,663,213	1,644,582

Expenses
Interest	1,374,593	677,697
Depreciation and amortization	1,328,534	511,113
Operating expenses	2,751,759	1,396,444
	5,454,886	2,585,254

NET LOSS	$ (791,673)	$ (940,672)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (783,757)	$ (931,265)

Net loss allocated to other Partners	$ (7,916)	$ (9,407)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	Series 48 2006	Series 48 2005

Revenues
Rental	$ 1,923,574	$ 389,723
Interest and other	110,471	13,441
	2,034,045	403,164

Expenses
Interest	675,784	97,896
Depreciation and amortization	716,081	92,029
Operating expenses	1,441,022	263,030
	2,832,887	452,955

NET LOSS	$ (798,842)	$ (49,791)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (790,854)	$ (49,293)

Net loss allocated to other Partners	$ (7,988)	$ (498)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	Series 49 2006	Series 49 2005

Revenues
Rental	$ 1,932,991	$ 401,810
Interest and other	55,085	19,387
	1,988,076	421,197

Expenses
Interest	621,960	125,988
Depreciation and amortization	790,103	-
Operating expenses	1,358,918	424,185
	2,770,981	550,173

NET LOSS	$ (782,905)	$ (128,976)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (775,076)	$ (127,686)

Net loss allocated to other Partners	$ (7,829)	$ (1,290)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2006 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is accruing the fund management fees for Series 47, Series 48, and Series 49 in order to maintain adequate Fund reserves. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives sales or refinancing proceeds from the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2006.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended December 31, 2006, Series 47 recorded capital contribution releases of $101,553. Series 47 has outstanding contributions payable to 9 Operating Partnerships in the amount of $2,362,913 as of December 31, 2006. Of the total amount outstanding, $1,111,577 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,251,336 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,062.

During the quarter ended December 31, 2006, Series 48 recorded capital contribution releases of $207,679. Series 48 has outstanding contributions payable to 7 Operating Partnerships in the amount of $1,858,216 as of December 31, 2006. Of the total amount outstanding, $893,590 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $964,626 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,667,147.

During the quarter ended December 31, 2006, Series 49 recorded capital contribution releases of $3,668,360. Series 49 has outstanding contributions payable to 19 Operating Partnerships in the amount of $5,677,567 as of December 31, 2006. Of the total amount outstanding, $1,659,078 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $4,018,489 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2006 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended December 31, 2006 as Series 49 continue to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The Fund management fees incurred for the quarter ended December 31, 2006 for Series 47, Series 48, and Series 49 were $90,589, $53,116, and $135,016, respectively, net of reporting fees of $6,500, $6,500, and $0, respectively. The Fund management fees incurred for the nine months ended December 31, 2006 for Series 47, Series 48, and Series 49 were $279,548, $169,764, and $358,403, respectively, net of reporting fees of $11,714, $9,000, and $5,543, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2006 and 2005, the average Qualified Occupancy was 100% and 90.3%, respectively. The series had a total of 15 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 47 reflects net loss from Operating Partnerships of $(791,673) and $(940,672), respectively, which includes depreciation and amortization of $1,328,534 and $511,113, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of December 31, 2006 and 2005, the average Qualified Occupancy was 99.4% and 90.7%, respectively. The series had a total of 11 properties at December 31, 2006. Out of the total 10 were at 100% Qualified Occupancy and 1 was in initial lease up.

For the period ended December 31, 2006 and 2005, Series 48 reflects net loss from Operating Partnerships of $(798,842) and $(49,791), respectively, which includes depreciation and amortization of $716,081 and $92,029, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of December 31, 2006 and 2005, the average Qualified Occupancy was 98.2% and 83.1%, respectively. The series had a total of 24 properties at December 31, 2006. Out of the total 20 were at 100% Qualified Occupancy and 3 were in initial lease up. The series also had 1 property with multiple buildings some of which were under construction and some of which were in lease-up.

For the period ended December 31, 2006 and 2005, Series 49 reflects net loss from Operating Partnerships of $(782,905) and $(128,976), respectively, which includes depreciation and amortization of $790,103 and $0, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78 unit senior development under construction in Atlanta, GA. Substantial delays have been encountered during the construction period. Work is expected to be completed in March of 2007, two to three months behind schedule. Due to these delays, in the fourth quarter of 2006 the operating general partner reached an agreement with the State Credit Agency to exchange the partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the partnership's allocation of tax credits. Lease-up is presently expected to begin 3 months behind schedule. The operating general partner continues to press the general contractor to complete work as quickly as possible, and has leasing staff compiling information from prospective residents so that move-ins can commence as soon as the building is released by the contractor. The investment general partner continues to monitor construction work and pre-leasing activity closely.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, the general partner of the Fund, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Funds's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 23, 2007		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

February 23, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.