Form 10-K/A
period 2006-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-04-11
CIK 1267425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]    No [ X ]

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

Yes [ ] No [ X ]

This amendment is being filed solely to attach Exhibit 99.1 (Significant Subsidiary 2004 Financial Statement), which was inadvertently omitted from the initial filing of this report.

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for the Fund's Limited Partnership Interests and Related
Partner Matters and Issuer Purchases of Partnership Interests
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Fund
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners
and Management and Related Partner Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules
EX-13	Financial Statements Independent Auditor's Reports
EX-31.(A)	Section 302 Certification
EX-31.(B)	Section 302 Certification
EX-32.(A)	Section 906 Certification
EX-32.(B)	Section 906 Certification
EX-99.1	Significant Subsidiary 2004 Financial Statement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner
Date:

April 11, 2007		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

April 11, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.
John P. Manning

April 11, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.