Form 10-K
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-07-16
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007 or

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
Yes ☐       No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document
Parts I, III as supplemented	Prospectus (as defined in Part I, Item I of this Form 10-K)

Parts II, IV	Form 8-K filed with the Securities and Exchange Commission on January 25, 2005
Form 8-K filed with the Securities and Exchange Commission on January 25, 2005
Form 8-K filed with the Securities and Exchange Commission on January 25, 2005
Form 8-K filed with the Securities and Exchange Commission on February 2, 2005
Form 8-K filed with the Securities and Exchange Commission on February 2, 2005
From 8-K filed with the Securities and Exchange Commission on May 3, 2005
Form 8-K filed with the Securities and Exchange Commission on April 28, 2005
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on March 31, 2006
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 2, 2007
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007

DOCUMENTS INCORPORATED BY REFERENCE — Cont.

Form 10-K
Parts	Document
Parts II, IV	Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 5, 2007
Form 8-K filed with the Securities and Exchange Commission on July 5, 2007
Form 8-K filed with the Securities and Exchange Commission on July 5, 2007
Form 8-K filed with the Securities and Exchange Commission on July 9, 2007

BOSTON CAPITAL TAX CREDIT FUND V L.P.
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2007

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
A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2007, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060 in the aggregate.
The Offering, including information regarding the issuance of BACs in series, is described in each Prospectus, as supplemented, under the caption “The Offering”, which descriptions are incorporated herein by reference.
Description of Business
The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund invests owns apartment complexes, which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation

Tax Credit”). The Federal Housing Tax Credit and the government assistance programs are described on pages 72 to 93 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference. Section 236(f)(ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Fund has invested are receiving their rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.
As of March 31, 2007 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)	provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)	preserve and protect the Fund’s capital and provide capital appreciation and cash distributions to limited partners through increases in value of the Fund’s investments and, to the extent applicable, increase in equity through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and

(4)	provide cash distributions (except with respect to the Fund’s investment in some non-profit Operating Partnerships) from capital transaction proceeds. The Operating Partnerships intend to hold the apartment complexes for appreciation in value. The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.
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
An investment in our BACs and our investments in Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our BACs, and the amount of proceeds available for distribution to our limited partners, if any, on liquidation of our investments.
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
The IRS may audit us or an Operating Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our BACs. Changes in tax laws could also impact the tax benefits from an investment in our BACs and/or the value of the Operating Partnerships. Until the Operating Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for BAC holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Operating Partnerships may be sold at a price, which would not result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.
Poor performance of one housing complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

-	difficulties in obtaining rent increases;

-	limitations on cash distributions;

-	limitations on sales or refinancing of Operating Partnerships;

-	limitations on transfers of interests in Operating Partnerships;

-	limitations on removal of local general partners;

-	limitations on subsidy programs; and

-	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the BACs exists or is expected to develop.
There is currently no active trading market for the BACs. Accordingly, limited partners may be unable to sell their BACs or may have to sell BACs at a discount. Limited partners should consider their BACs to be a long-term investment.
Investors may realize taxable gain on sale or disposition of BACs.
Upon the sales or other taxable disposition of BAC, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them. For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.
Investors may not receive cash if apartment complexes are sold.
There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale, expenses such as accrued Fund management fees and unpaid loans will be deducted pursuant to Section 4.02(a) of the Fund Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.
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
We have insufficient sources of cash to pay our existing liabilities.
We currently do not have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Fund’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Fund has acquired a limited partnership interest in 50 Operating Partnerships in three series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund V L.P. — Series 47
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Countrybook Apartments	Champagne, IL	150	$7,113,300	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	596,857	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,634,081	06/04	12/04	100%	1,988,802

Marion Apartments	Marion, MI	32	1,339,798	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	100%	1,938,779

McEver Vineyards Apartments	Gainesville, GA	220	10,955,723	11/03	12/04	100%	1,660,485

Mira Vista Apartments	Santa Anna, TX	24	518,443	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	761,207	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	2,538,683	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,705,422	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,252,499	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,680,000	06/04	10/05	100%	1,929,518

Boston Capital Tax Credit Fund V L.P. — Series 47
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
The Vistas Apartments	Marble Falls, TX	124	$6,000,000	03/04	06/05	100%	$1,781,872

Time Square on the Hill	Fort Worth, TX	200	7,517,921	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	13,350,000	01/04	07/05	100%	1,983,802

Boston Capital Tax Credit Fund V L.P. — Series 48
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Colusa Avenue Aptartments	Chowchilla, CA	38	$1,982,664	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,556,620	08/04	08/05	100%	505,030

Greenway Place Apartments	Hopkinsville, KY	41	1,356,541	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	100%	1,938,779

Mira Vista Apartments	Santa Anna, TX	24	518,442	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	11,326,305	11/03	12/04	100%	1,660,484

Starlite Village Apartments	Elizabethtown, KY	40	1,388,836	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,016,922	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,680,000	06/04	10/05	100%	1,929,519

Wellington Park Apartments	Houston, TX	244	13,350,000	01/04	07/05	100%	1,983,802

Wyndam Place Senior Residences	Emporia, KS	42	1,145,513	08/04	05/05	100%	2,644,056

Boston Capital Tax Credit Fund V L.P. — Series 49
PROPERTY PROFILE AS OF MARCH 31, 2007

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Bahia Palms Apartments	Laguna Vista, TX	64	$1,804,911	02/05	07/06	100%	$810,000

Briarwood Apartments	Kaufman, TX	48	1,700,449	02/05	12/06	60%*	1,118,488

Bristol Apartments	Houston, TX	248	12,625,000	05/04	11/05	100%	6,268,301

Brookview I&II Apartments	Mauston, WI	22	798,615	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,851,255	03/06	11/06	100%	340,166

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	46,515	12/05	U/C	N/A	6,162,028

Countrybrook Apartments	Champaign, IL	150	7,113,300	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,319,920	10/05	07/06	100%	2,147,430

La Mirage Villas Apartments	Perryton, TX	48	1,760,999	02/05	12/06	100%	977,055

Linda Villa Apartments	Shepherdsville, KY	32	1,196,493	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,193,801	12/04	02/06	98%	417,462

Meadow Glen Apartments	Kingfisher, OK	20	1,281,935	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. — Series 49
PROPERTY PROFILE AS OF MARCH 31, 2007
Continued

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/06	Date	Comp	3/31/07	3/31/07
Post Oak East Apartments	Fort Worth, TX	246	$13,600,000	07/04	05/06	100%	$1,042,188

Renaissance Village	Bowling Green, KY	34	764,146	05/05	05/06	100%	2,814,127

Richwood Apartments	Ash Flat, AR	25	1,358,083	12/05	08/06	100%	710,450

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,364,258	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,412,376	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	8,838,130	12/05	07/06	82%*	2,966,516

Sunset Manor	Kewaunee, WI	38	1,275,800	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,342,776	01/05	12/05	100%	1,702,751

The Linden’s Apartments	Bartesville, OK	54	1,100,000	05/05	06/06	100%	3,229,800

The Vistas Apartments	Marble Falls, TX	124	6,000,000	03/04	06/05	100%	521,053

Union Square Apartments	Junction City, LA	32	987,353	02/05	09/05	100%	712,351

Vista Hermosa Apartments	Eagle Pass TX	20	556,891	06/05	09/06	100%	403,034

U/C	Property was under construction at March 31, 2007.

*	Property was in lease-up phase as of March 31, 2007.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II
Item 5. Market for the Fund’s Limited Partnership Interests and Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders
As of March 31, 2007, the Fund has 5,337 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 1,588 investors holding 3,478,334 BACs, Series 48 consists of 1,082 investors holding 2,299,372 BACs and Series 49 consists of 2,667 investors holding 6,000,000 BACs at March 31, 2007.

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2007.

The Fund Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits, losses and credits among BAC holders are made in proportion to the number of BACs held by each BAC Holder.

Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

Fund allocations and distributions are described in the Prospectus, as supplemented, under the caption “Sharing Arrangements: Profits, Credits, Losses, Net Cash Flow and Residuals”, which is incorporated herein by reference.

To date the Fund has not made any cash distributions to the limited partners.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Fund. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof. Selected financial data is for years or periods ended March 31.

Operations	2007	2006	2005	2004
Interest & Other Income	$757,983	$858,542	$362,852	$3,814

Share of Loss of Operating Partnerships	(6,557,864)	(4,952,042)	(1,206,897)	—

Operating Expenses	(1,876,411)	(1,845,083)	(1,320,843)	(26,315)

Net Income (Loss)	$(7,676,292)	$(5,938,583)	$(2,164,888)	$(22,501)

Net Income (Loss) per BAC	$(0.65)	$(0.50)	$(0.34)	$(.07)

Balance Sheet	2007	2006	2005	2004

Total Assets	$98,375,691	$115,284,070	$126,983,547	$23,220,783

Total Liabilities	$9,770,126	$19,063,834	$34,685,282	$7,343,224

Partners’ Capital	$88,605,565	$96,220,236	$92,298,265	$15,877,559

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Fund’s primary source of funds is the proceeds of each Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
The Fund had entered into a line of credit financing agreement with an agent bank under which the Fund can borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in some Operating Partnerships. Under the terms of the agreement, the Fund pledged its interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws was anticipated to be made once the Fund has received sufficient investor proceeds. Repayments on the line were tied to specific Operating Partnerships, which were then released as collateral by the bank. The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged. The Fund did not have any draws outstanding on the line of credit as of March 31, 2006. The line was guaranteed by Boston Capital Holdings, L.P. and various affiliates and expired on March 26, 2006.
Capital Resources
The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2007 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.
During the fiscal year ended March 31, 2007, $1,370,863 of Series 47 net offering proceeds were used to pay installments of its capital contributions to 7 Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. The Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 47 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,346,672 as of March 31, 2007. Of the total amount outstanding, $918,289 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,428,383 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.
During the fiscal year ended March 31, 2007, $475,247 of Series 48 net offering proceeds were used to pay installments of its capital contributions to 4 Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. The Fund had completed payment of all installments of its capital contributions to 5 of the Operating Partnerships. Series 48 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,843,186 as of March 31, 2007. Of the total amount outstanding, $893,590 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $949,596 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.
(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49 as of March 31, 2007. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.
During the fiscal year ended March 31, 2007, $7,071,855 of Series 49 net offering proceeds were used to pay installments of its capital contributions to 16 Operating Partnerships. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. Series 49 has outstanding contributions payable to 16 Operating Partnerships in the amount of $4,897,083 as of March 31, 2007. Of the total amount outstanding, $2,237,576 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $2,659,507 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations
The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal year ended March 31, 2007, 2006, and 2005 was $1,070,407, $981,445, and $635,518, respectively. The amount is anticipated to increase in subsequent fiscal years as additional Operating Partnerships are acquired.
The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
(Series 47). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100% and 98.8%, respectively. The series had a total of 15 properties as of March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $4,160,104 and $3,060,588, respectively, in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $.99 for 2006 and $.54 for 2005.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 47 was $20,384,990 and $22,577,872, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006, and 2005, the net loss of the series was $2,614,783, $3,107,786, and $1,514,651, respectively. The major components of the current year amount were share of losses from Operating Partnerships, partnership management fees, and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
(Series 48). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100% and 97.9%, respectively. The series had a total of 11 properties as of March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $3,698,782 and $1,611,050, respectively, in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $.90 for 2006 and $.42 for 2005.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 48 was $13,928,846 and $15,603,290, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the year ended March 31, 2007, 2006 and 2005, the net loss of the series was $1,960,375, $1,966,680, and $508,620, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.
(Series 49). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 97.4% and 78.3%, respectively. The series had a total of 24 properties as of March 31, 2007. Out of the total, 20 were at 100% Qualified Occupancy and 2 were in initial lease-up. The series also had 1 property under construction at March 31, 2007.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $3,245,499 and $1,560,438, respectively, in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $.54 for 2006 and between $.15 and $.11 for 2005, depending on the investors’ date of admission.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 49 was $42,356,282 and $42,877,880, respectively. The increase was the result of the acquisition of 3 additional Operating Partnerships. The amount was also affected by the way the Fund accounts for its investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the year ended March 31, 2007, 2006 and 2005, the net loss of the series was $3,101,134, $864,117 and $141,617, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, amortization and interest income. It is anticipated that the net loss for Series 49 will fluctuate in future years until the series finishes acquiring Operating Partnerships, construction is completed on the properties of the Operating Partnerships and they become fully leased-up and stabilize operations.
Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78 unit senior development under construction in Atlanta, GA. Substantial delays have been encountered during the construction period, but it was completed in May of 2007, four to five months behind schedule. Due to these delays, in the fourth quarter of 2006 the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership’s reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership’s reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the operating Partnership’s allocation of tax credits. Lease-up is presently expected to begin 5 months behind schedule. The operating general partner continues to press the general contractor to complete work as quickly as possible, and has leasing staff preparing to commence move-ins as soon as the certificate of occupancy is issued and the building is released by the contractor. The investment general partner continues to monitor construction work and pre-leasing activity closely.

Contractual Obligations
As of March 31, 2007, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year	1-3 years
Accounts Payable and Accrued Expenses	$843	$843	$—

Accounts Payable- Affiliates	682,342	682,342	—

Capital Contributions Payable	9,086,941	9,086,941	—

Total	$9,770,126	$9,770,126	$—

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
If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 — Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
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
The Fund’s balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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
There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
(a), (b), (c), (d) and (e)
The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”) with principal responsibility for the Fund’s affairs.
John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 62, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital Corporation in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 45, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 60, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 43, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior

Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
Item 11.               Executive Compensation
(a), (b), (c), (d) and (e)
The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2007 fiscal year:
1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2007 was $1,070,407.
2. The Fund has reimbursed an affiliate of the general partner a total of $74,240 for amounts charged to operations during the year ended March 31, 2007. The reimbursement is for items like postage, printing, travel, and overhead allocations.
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

As of March 31, 2007, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

(b)	Security ownership of management.

The general partner has a .025% interest in all profits, losses, credits and distributions of the Fund. The Fund’s response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund. There is a provision in the Fund’s Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.
Item 13. Certain Relationships and Related Transactions and Director Independence
(a)	Transactions with related persons

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2007.

(b)	Review, Approval or Ratification of transactions with related persons. The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.
Item 14. Principal Accounting Fees and Services
Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$10,920	$10,500	$21,000
(2)	Audit Related Fees	2,500	1,500	4,250
(3)	Tax Fees	4,890	4,340	6,740
(4)	All Other Fees	—	—	—

	Total	$18,310	$16,340	$31,990

Fees paid to the Fund’s independent auditors for fiscal year 2006 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$10,400	$10,000	$20,000
(2)	Audit Related Fees	—	—	—
(3)	Tax Fees	4,725	3,700	7,475
(4)	All Other Fees	—	—	—

	Total	$15,125	$13,700	$27,475

(5)	Audit Committee

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
Balance Sheet, March 31, 2007 and 2006
Statements of Operations for the periods ended March 31, 2007, 2006, and 2005
Statements of Changes in Partners’ Capital for the periods ended March 31, 2007, 2006, and 2005
Statements of Cash Flows for the periods ended March 31, 2007, 2006, and 2005
Notes to Financial Statements, March 31, 2007 and 2006
CP Continental, L.P. — Incorporated by reference from Exhibit 99.1 to the Fund’s Form 10-K/A for the fiscal year ended March 31, 2006, as filed with the Securities and Exchange Commission on April 11, 2007.
Independent Auditors’ Report
Balance Sheet, December 31, 2004 and 2003
Statements of Operations for the period ended December 31, 2004
Statements of Changes in Partners’ Capital for the period ended December 31, 2004
Statements of Cash Flows for the period ended December 31, 2004
Notes to Financial Statements, December 31, 2004 and 2003
Schedule III — Real Estate and Accumulated Depreciation Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
(b) 1 Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)
3.1.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

4.1.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

10.1.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on
October 22, 2003.)

     Exhibit No. 13 — Financial Statements.
a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.
      Exhibit No. 23 — Consents of experts and counsel.
a.	Independent Auditor’s Reports for Operating Partnerships; Filed herein.
Exhibit No. 28 — Additional exhibits.
a.	Agreement of Limited Partnership of Hillsboro Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

b.	Agreement of Limited Partnership of Umatilla Links, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

c.	Agreement of Limited Partnership of Wyndam Emporia, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

d.	Agreement of Limited Partnership of Masters Apartment, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

e.	Agreement of Limited Partnership of McEver Vineyards, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

f.	Agreement of Limited Partnership of Park Plaza Village, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005).

g.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2005).

h.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

i.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

j.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

k.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

l.	Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

m.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

n.	Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

o.	Agreement of Limited Partnership of Continental Terrace, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

p.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

q.	Agreement of Limited Partnership of P.D.C. Sixty, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

r.	Agreement of Limited Partnership of Wellington Park, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

s.	Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

t.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

u.	Agreement of Limited Partnership of Marion Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

v.	Agreement of Limited Partnership of Parkland Manor, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

w.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

x.	Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

y.	Agreement of Limited Partnership of Columbia Blackshear, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

z.	Agreement of Limited Partnership of Garden Grace Apartments, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

aa.	Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ab.	Agreement of Limited Partnership of Marble Falls Vistas, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ac.	Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ad.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ae.	Agreement of Limited Partnership of Dawn Springs Villas, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

af.	Agreement of Limited Partnership of Rural Housing Mauston I & II, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ad.	Agreement of Limited Partnership of Colusa Avenue, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2007).
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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
General Partner
Date:
July 16, 2007		By:	/s/ John P. Manning

John P. Manning
Managing Member
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

July 16, 2007	/s/ Marc N. Teal Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.