Form 10-Q
period 2007-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-08-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-10
Statements of Changes in Partners' Capital	11-13
Statements of Cash Flows	14-17
Notes to Financial Statements	18-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$75,605,607	$76,670,118

OTHER ASSETS

Cash and cash equivalents	1,496,860	1,336,613
Investments	5,091,027	6,765,196
Notes receivable	2,111,274	3,092,250
Acquisition costs net	8,907,809	8,996,600
Other assets	1,514,914	1,514,914
	$94,727,491	$98,375,691

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 843	$ 843
Accounts payable affiliates	766,610	682,342
Capital contributions payable	6,780,636	9,086,941
	7,548,089	9,770,126

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding, as of June 30, 2007	87,293,711	88,718,571
General Partner	(43,078)	(39,506)
Accumulated other
comprehensive income	(71,231)	(73,500)
	87,179,402	88,605,565
	$94,727,491	$98,375,691

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,065,567	$20,384,990

OTHER ASSETS
Cash and cash equivalents	355,939	467,594
Investments	1,275,005	1,568,343
Notes receivable	639,009	824,301
Acquisition costs net	2,627,375	2,653,901
Other assets	93,988	93,988
	$25,056,883	$25,993,117

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 385	$ 385
Accounts payable affiliates	260,440	238,351
Capital contributions payable	1,788,594	2,346,672
	2,049,419	2,585,408

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding, as of June 30, 2007	23,043,504	23,441,966
General Partner	(19,148)	(18,149)
Accumulated other
comprehensive income	(16,892)	(16,108)
	23,007,464	23,407,709
	$25,056,883	$25,993,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,584,530	$13,928,846

OTHER ASSETS
Cash and cash equivalents	372,817	243,438
Investments	892,654	1,013,869
Notes receivable	614,310	799,602
Acquisition costs net	1,767,393	1,784,974
Other assets	93,988	93,988
	$17,325,692	$17,864,717

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 115	$ 115
Accounts payable affiliates	222,975	163,380
Capital contributions payable	1,635,625	1,843,186
	1,858,715	2,006,681

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding, as of June 30, 2007	15,490,987	15,879,583
General Partner	(12,064)	(11,090)
Accumulated other
comprehensive income	(11,946)	(10,457)
	15,466,977	15,858,036
	$17,325,692	$17,864,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$41,955,510	$42,356,282

OTHER ASSETS
Cash and cash equivalents	768,104	625,581
Investments	2,923,368	4,182,984
Notes receivable	857,955	1,468,347
Acquisition costs net	4,513,041	4,557,725
Other assets	1,326,938	1,326,938
	$52,344,916	$54,517,857

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 343	$ 343
Accounts payable affiliates	283,195	280,611
Capital contributions payable	3,356,417	4,897,083
	3,639,955	5,178,037

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding, as of June 30, 2007	48,759,220	49,397,022
General Partner	(11,866)	(10,267)
Accumulated other
comprehensive income	(42,393)	(46,935)
	48,704,961	49,339,820
	$52,344,916	$54,517,857

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 155,180	$ 234,000
Other income	6,600	-
	161,780	234,000

Share of income (loss) from Operating Partnerships(Note D)	(1,196,557)	(847,012)

Expenses
Professional fees	18,911	14,455
Fund management fee (Note C)	256,591	260,728
Amortization	92,599	90,157
General and administrative expenses	25,554	89,680
	393,655	455,020

NET INCOME (LOSS)	$(1,428,432)	$(1,068,032)

Net income (loss) allocated to limited partners	$(1,424,860)	$(1,065,362)

Net income (loss) allocated to general partner	$ (3,572)	$ (2,670)

Net income (loss) per BAC	$ (.12)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2007	2006

Income
Interest income	$ 48,301	$ 35,736
Other income	-	-
	48,301	35,736

Share of income (loss) from Operating Partnerships(Note D)	(317,913)	(271,526)

Expenses
Professional fees	6,311	3,886
Fund management fee (Note C)	89,606	96,074
Amortization	27,554	27,475
General and administrative expenses	6,378	20,077
	129,849	147,512

NET INCOME (LOSS)	$ (399,461)	$ (383,302)

Net income (loss) allocated to limited partners	$ (398,462)	$ (382,344)

Net income (loss) allocated to general partner	$ (999)	$ (958)

Net income (loss) per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2007	2006

Income
Interest income	$ 40,078	$ 16,091
Other income	-	-
	40,078	16,091

Share of income (loss) from Operating Partnerships(Note D)	(343,950)	(248,029)

Expenses
Professional fees	4,417	1,803
Fund management fee (Note C)	59,595	59,553
Amortization	17,947	17,934
General and administrative expenses	3,739	9,114
	85,698	88,404

NET INCOME (LOSS)	$ (389,570)	$ (320,342)

Net income (loss) allocated to limited partners	$ (388,596)	$ (319,541)

Net income (loss) allocated to general partner	$ (974)	$ (801)

Net income (loss) per BAC	$ (.17)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2007	2006

Income
Interest income	$ 66,801	$ 182,173
Other income	6,600	-
	73,401	182,173

Share of income (loss) from Operating Partnerships(Note D)	(534,694)	(327,457)

Expenses
Professional fees	8,183	8,766
Fund management fee (Note C)	107,390	105,101
Amortization	47,098	44,748
General and administrative expenses	15,437	60,489
	178,108	219,104

NET INCOME (LOSS)	$ (639,401)	$ (364,388)

Net income (loss) allocated to limited partners	$ (637,802)	$ (363,477)

Net income (loss) allocated to general partner	$ (1,599)	$ (911)

Net income (loss) per BAC	$ (.11)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total

Partners' capital (deficit) April 1, 2007	$ 88,718,571	$ (39,506)	$ (73,500)		$ 88,605,565

Net income (loss)	(1,424,860)	(3,572)	-	(1,428,432)	(1,428,432)

Unrealized gain (loss) on securities available for sale	-	-	2,269	2,269	2,269

Total comprehensive income (loss)				$ (1,426,163)

Partners' capital (deficit), June 30, 2007	$ 87,293,711	$ (43,078)	$ (71,231)		$ 87,179,402

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 47
Partners' capital (deficit) April 1, 2007	$23,441,966	$ (18,149)	$ (16,108)		$23,407,709

Net income (loss)	(398,462)	(999)	-	(399,461)	(399,461)

Unrealized gain (loss) on securities available for sale	-	-	(784)	(784)	(784)

Total comprehensive income (loss)				$ (400,245)

Partners' capital (deficit), June 30, 2007	$23,043,504	$ (19,148)	$ (16,892)		$23,007,464

Series 48
Partners' capital (deficit) April 1, 2007	$15,879,583	$ (11,090)	$ (10,457)		$15,858,036

Net income (loss)	(388,596)	(974)	-	(389,570)	(389,570)

Unrealized gain (loss) on securities available for sale	-	-	(1,489)	(1,489)	(1,489)

Total comprehensive income (loss)				$ (391,059)

Partners' capital (deficit), June 30, 2007	$15,490,987	$ (12,064)	$ (11,946)		$15,466,977

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 49
Partners' capital (deficit) April 1, 2007	$49,397,022	$ (10,267)	$ (46,935)		$49,339,820

Net income (loss)	(637,802)	(1,599)	-	(639,401)	(639,401)

Unrealized gain (loss) on securities available for sale	-	-	4,542	4,542	4,542

Total comprehensive income (loss)				$ (634,859)

Partners' capital (deficit), June 30, 2007	$48,759,220	$ (11,866)	$ (42,393)		$48,704,961

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (1,428,432)	$ (1,068,032)
Adjustments
Amortization	92,599	90,157
Distributions from Operating Partnerships	8,929	738
Share of Loss from Operating Partnerships	1,196,557	847,012
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(88,464)
Decrease (Increase) in accounts receivable	-	(407,463)
(Decrease) Increase in accounts payable affiliates	84,268	265,728

Net cash (used in) provided by operating activities	(46,079)	(360,324)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(148,485)	(87,138)
Capital contributions paid to Operating Partnerships	(1,321,627)	(2,295,697)
Advances to Operating Partnerships	-	472,927
Investments	1,676,438	1,091,842

Net cash (used in) provided by investing activities	206,326	(818,066)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	160,247	(1,178,390)

Cash and cash equivalents, beginning	1,336,613	5,943,410

Cash and cash equivalents, ending	$ 1,496,860	$ 4,765,020

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (399,461)	$ (383,302)
Adjustments
Amortization	27,554	27,475
Distributions from Operating Partnerships	929	738
Share of Loss from Operating Partnerships	317,913	271,526
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,750)
Decrease (Increase) in accounts receivable	-	113
(Decrease) Increase in accounts payable affiliates	22,089	97,074

Net cash (used in) provided by operating activities	(30,976)	9,874

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(782)
Capital contributions paid to Operating Partnerships	(373,233)	(493,378)
Advances to Operating Partnerships	-	141,538
Investments	292,554	148,474

Net cash (used in) provided by investing activities	(80,679)	(204,148)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,655)	(194,274)

Cash and cash equivalents, beginning	467,594	753,086

Cash and cash equivalents, ending	$ 355,939	$ 558,812

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (389,570)	$ (320,342)
Adjustments
Amortization	17,947	17,934
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	343,950	248,029
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	44
(Decrease) Increase in accounts payable affiliates	59,595	59,553
Net cash (used in) provided by operating activities	31,922	5,218

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	(22,269)	(242,488)
Advances to Operating Partnerships	-	-
Investments	119,726	57,389

Net cash (used in) provided by investing activities	97,457	(185,099)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,379	(179,881)

Cash and cash equivalents, beginning	243,438	966,312

Cash and cash equivalents, ending	$ 372,817	$ 786,431

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (639,401)	$ (364,388)
Adjustments
Amortization	47,098	44,748
Distributions from Operating Partnerships	8,000	-
Share of Loss from Operating Partnerships	534,694	327,457
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(84,714)
Decrease (Increase) in accounts receivable	-	(407,620)
(Decrease) Increase in accounts payable affiliates	2,584	109,101
Net cash (used in) provided by operating activities	(47,025)	(375,416)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(148,485)	(86,356)
Capital contributions paid to Operating Partnerships	(926,125)	(1,559,831)
Advances to Operating Partnerships	-	331,389
Investments	1,264,158	885,979

Net cash (used in) provided by investing activities	189,548	(428,819)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,523	(804,235)

Cash and cash equivalents, beginning	625,581	4,224,012

Cash and cash equivalents, ending	$ 768,104	$ 3,419,777

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

Below is a summary of the BACs sold and total equity raised by series as of the June 30, 2007:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2007 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30, 2007 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$2,474,748
Due after one year	2,687,510
Total	$5,162,258

The fair market value of the securities is $5,091,027, the difference being an unrealized loss on securities available for sale of $71,231, as of June 30, 2007.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2007 and 2006 are as follows:
	2007	2006
Series 47	$ 97,089	$ 97,074
Series 48	59,595	59,553
Series 49	127,584	109,101
Total	$ 284,268	$ 265,728

The fund management fees paid for the quarters ended June 30, 2007 and 2006 are as follows:
	2007	2006
Series 47	$ 75,000	$ -
Series 48	-	-
Series 49	125,000	-
Total	$ 200,000	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2007 and 2006 the Fund has limited partnership interests in 50 and 47 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2007 and 2006 is as follows:
	2007	2006
Series 47	15	15
Series 48	11	10
Series 49	24	22
Total	50	47

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2007.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	Series 47 2007	Series 47 2006

Revenues
Rental	$ 1,710,312	$ 1,507,924
Interest and other	35,807	26,220
	1,746,119	1,534,144

Expenses
Interest	566,250	452,691
Depreciation and amortization	458,011	408,178
Operating expenses	1,042,982	947,544
	2,067,243	1,808,413

NET LOSS	$ (321,124)	$ (274,269)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (317,913)	$ (271,526)

Net loss allocated to other Partners	$ (3,211)	$ (2,743)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	Series 48 2007	Series 48 2006

Revenues
Rental	$ 1,001,030	$ 566,175
Interest and other	36,485	39,711
	1,037,515	605,886

Expenses
Interest	340,057	190,688
Depreciation and amortization	463,554	205,835
Operating expenses	581,327	459,897
	1,384,938	856,420

NET LOSS	$ (347,423)	$ (250,534)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (343,950)	$ (248,029)

Net loss allocated to other Partners	$ (3,473)	$ (2,505)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	Series 49 2007	Series 49 2006

Revenues
Rental	$ 1,531,980	$ 525,640
Interest and other	70,117	20,165
	1,602,097	545,805

Expenses
Interest	432,894	180,093
Depreciation and amortization	643,699	278,614
Operating expenses	1,065,599	417,863
	2,142,192	876,570

NET LOSS	$ (540,095)	$ (330,765)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (534,694)	$ (327,457)

Net loss allocated to other Partners	$ (5,401)	$ (3,308)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

Liquidity

The Fund's primary source of funds is the proceeds of the Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2007.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended June 30, 2007, Series 47 recorded capital contribution releases of $373,233. Series 47 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,788,594 as of June 30, 2007. Of the total amount outstanding, $732,997 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,055,597 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended June 30, 2007, Series 48 recorded capital contribution releases of $22,269. Series 48 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,635,625 as of June 30, 2007. Of the total amount outstanding, $708,298 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $927,327 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,688,687.

During the quarter ended June 30, 2007, Series 49 recorded capital contribution releases of $926,125. Series 49 has outstanding contributions payable to 13 Operating Partnerships in the amount of $3,356,417 as of June 30, 2007. Of the total amount outstanding, $1,627,184 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $1,729,233 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2007 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended June 30, 2007 as Series 49 continues to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 2007 for Series 47, Series 48, and Series 49 were $89,606, $59,595, and $107,390, respectively, net of reporting fees of $7,483, $0, and $20,194, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2007 and 2006, the average Qualified Occupancy was 100% and 99.9%, respectively. The series had a total of 15 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 47 reflects net loss from Operating Partnerships of $(321,124) and $(274,269), respectively, which includes depreciation and amortization of $458,011 and $408,178, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of June 30, 2007 and 2006, the average Qualified Occupancy was 100% and 98.8%, respectively. The series had a total of 11 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 48 reflects net loss from Operating Partnerships of $(347,423) and $(250,534), respectively, which includes depreciation and amortization of $463,554 and $205,835, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of June 30, 2007 and 2006, the average Qualified Occupancy was 94.7% and 92.6%, respectively. The series had a total of 24 properties at June 30, 2007. Out of the total 21 were at 100% Qualified Occupancy and 3 were in initial lease up.

For the periods ended June 30, 2007 and 2006, Series 49 reflects net loss from Operating Partnerships of $(540,095) and $(330,765), respectively, which includes depreciation and amortization of $643,699 and $278,614, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays have been encountered during the construction period, but construction was completed in June of 2007, six months behind schedule. Due to these delays, in the fourth quarter of 2006 the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the operating Partnership's allocation of tax credits. Lease-up is presently expected to begin 5 months behind schedule. The operating general partner continues to press the general contractor to complete work as quickly as possible, and has leasing staff preparing to commence move-ins as soon as the certificate of occupancy is issued and the building is released by the contractor. The investment general partner continues to monitor construction work and pre-leasing activity closely.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 14, 2007		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

August 14, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.