Form 10-Q
period 2007-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2007-11-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$74,021,331	$76,670,118

OTHER ASSETS

Cash and cash equivalents	2,369,533	1,336,613
Investments	2,389,046	6,765,196
Notes receivable	2,605,702	3,092,250
Acquisition costs net	8,819,019	8,996,600
Other assets	1,462,774	1,514,914
	$91,667,405	$98,375,691

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	925,652	682,342
Capital contributions payable	5,040,517	9,086,941
	5,967,012	9,770,126

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	85,783,377	88,718,571
General Partner	(46,862)	(39,506)
Accumulated other
comprehensive income	(36,122)	(73,500)
	85,700,393	88,605,565
	$91,667,405	$98,375,691

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,569,863	$20,384,990

OTHER ASSETS
Cash and cash equivalents	269,209	467,594
Investments	708,901	1,568,343
Notes receivable	707,268	824,301
Acquisition costs net	2,600,849	2,653,901
Other assets	137,977	93,988
	$23,994,067	$25,993,117

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	357,529	238,351
Capital contributions payable	1,052,684	2,346,672
	1,410,598	2,585,408

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	22,611,817	23,441,966
General Partner	(20,230)	(18,149)
Accumulated other
comprehensive income	(8,118)	(16,108)
	22,583,469	23,407,709
	$23,994,067	$25,993,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,197,083	$13,928,846

OTHER ASSETS
Cash and cash equivalents	372,254	243,438
Investments	545,939	1,013,869
Notes receivable	527,820	799,602
Acquisition costs net	1,749,813	1,784,974
Other assets	137,977	93,988
	$16,530,886	$17,864,717

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	282,570	163,380
Capital contributions payable	1,114,536	1,843,186
	1,397,221	2,006,681

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	15,152,861	15,879,583
General Partner	(12,911)	(11,090)
Accumulated other
comprehensive income	(6,285)	(10,457)
	15,133,665	15,858,036
	$16,530,886	$17,864,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$41,254,385	$42,356,282

OTHER ASSETS
Cash and cash equivalents	1,728,070	625,581
Investments	1,134,206	4,182,984
Notes receivable	1,370,614	1,468,347
Acquisition costs net	4,468,357	4,557,725
Other assets	1,186,820	1,326,938
	$51,142,452	$54,517,857

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	285,553	280,611
Capital contributions payable	2,873,297	4,897,083
	3,159,193	5,178,037

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	48,018,699	49,397,022
General Partner	(13,721)	(10,267)
Accumulated other
comprehensive income	(21,719)	(46,935)
	47,983,259	49,339,820
	$51,142,452	$54,517,857

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 188,147	$ 178,073
Other income	199	13,200
	188,346	191,273

Share of income (loss) from Operating Partnerships(Note D)	(1,202,572)	(722,791)

Expenses
Professional fees	87,520	59,761
Fund management fee (Note C)	270,842	268,809
Amortization	93,048	91,081
General and administrative expenses	48,482	28,491
	499,892	448,142

NET INCOME (LOSS)	$(1,514,118)	$ (979,660)

Net income (loss) allocated to limited partners	$(1,510,333)	$ (977,211)

Net income (loss) allocated to general partner	$ (3,785)	$ (2,449)

Net income (loss) per BAC	$ (.13)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2007	2006

Income
Interest income	$ 71,302	$ 23,469
Other income	-	-
	71,302	23,469

Share of income (loss) from Operating Partnerships(Note D)	(345,370)	(222,985)

Expenses
Professional fees	25,183	15,257
Fund management fee (Note C)	91,463	92,885
Amortization	27,554	27,513
General and administrative expenses	14,501	5,328
	158,701	140,983

NET INCOME (LOSS)	$ (432,769)	$ (340,499)

Net income (loss) allocated to limited partners	$ (431,687)	$ (339,648)

Net income (loss) allocated to general partner	$ (1,082)	$ (851)

Net income (loss) per BAC	$ (.12)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2007	2006

Income
Interest income	$ 68,077	$ 15,853
Other income	-	-
	68,077	15,853

Share of income (loss) from Operating Partnerships(Note D)	(304,118)	(267,224)

Expenses
Professional fees	21,542	12,610
Fund management fee (Note C)	52,175	57,095
Amortization	17,946	17,942
General and administrative expenses	11,269	6,245
	102,932	93,892

NET INCOME (LOSS)	$ (338,973)	$ (345,263)

Net income (loss) allocated to limited partners	$ (338,126)	$ (344,400)

Net income (loss) allocated to general partner	$ (847)	$ (863)

Net income (loss) per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2007	2006

Income
Interest income	$ 48,768	$ 138,751
Other income	199	13,200
	48,967	151,951

Share of income (loss) from Operating Partnerships(Note D)	(553,084)	(232,582)

Expenses
Professional fees	40,795	31,894
Fund management fee (Note C)	127,204	118,829
Amortization	47,548	45,626
General and administrative expenses	22,712	16,918
	238,259	213,267

NET INCOME (LOSS)	$ (742,376)	$ (293,898)

Net income (loss) allocated to limited partners	$ (740,520)	$ (293,163)

Net income (loss) allocated to general partner	$ (1,856)	$ (735)

Net income (loss) per BAC	$ (.12)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 343,326	$ 412,076
Other income	6,799	13,200
	350,125	425,276

Share of income (loss) from Operating Partnerships(Note D)	(2,399,129)	(1,569,803)

Expenses
Professional fees	106,432	74,218
Fund management fee (Note C)	527,432	528,994
Amortization	185,648	181,239
General and administrative expenses	74,034	118,171
	893,546	902,622

NET INCOME (LOSS)	$(2,942,550)	$(2,047,149)

Net income (loss) allocated to limited partners	$(2,935,194)	$(2,042,031)

Net income (loss) allocated to general partner	$ (7,356)	$ (5,118)

Net income (loss) per BAC	$ (.25)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2007	2006

Income
Interest income	$ 119,603	$ 59,206
Other income	-	-
	119,603	59,206

Share of income (loss) from Operating Partnerships(Note D)	(663,283)	(494,511)

Expenses
Professional fees	31,495	19,144
Fund management fee (Note C)	181,068	188,959
Amortization	55,109	54,989
General and administrative expenses	20,878	25,405
	288,550	288,497

NET INCOME (LOSS)	$ (832,230)	$ (723,802)

Net income (loss) allocated to limited partners	$ (830,149)	$ (721,992)

Net income (loss) allocated to general partner	$ (2,081)	$ (1,810)

Net income (loss) per BAC	$ (.24)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2007	2006

Income
Interest income	$ 108,155	$ 31,945
Other income	-	-
	108,155	31,945

Share of income (loss) from Operating Partnerships(Note D)	(648,068)	(515,253)

Expenses
Professional fees	25,959	14,413
Fund management fee (Note C)	111,770	116,648
Amortization	35,893	35,876
General and administrative expenses	15,008	15,360
	188,630	182,297

NET INCOME (LOSS)	$ (728,543)	$ (665,605)

Net income (loss) allocated to limited partners	$ (726,722)	$ (663,941)

Net income (loss) allocated to general partner	$ (1,821)	$ (1,664)

Net income (loss) per BAC	$ (.32)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2007	2006

Income
Interest income	$ 115,568	$ 320,925
Other income	6,799	13,200
	122,367	334,125

Share of income (loss) from Operating Partnerships(Note D)	(1,087,778)	(560,039)

Expenses
Professional fees	48,978	40,661
Fund management fee (Note C)	234,594	223,387
Amortization	94,646	90,374
General and administrative expenses	38,148	77,406
	416,366	431,828

NET INCOME (LOSS)	$(1,381,777)	$ (657,742)

Net income (loss) allocated to limited partners	$(1,378,323)	$ (656,098)

Net income (loss) allocated to general partner	$ (3,454)	$ (1,644)

Net income (loss) per BAC	$ (.23)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total

Partners' capital (deficit) April 1, 2007	$ 88,718,571	$ (39,506)	$ (73,500)		$ 88,605,565

Net income (loss)	(2,935,194)	(7,356)	-	(2,942,550)	(2,942,550)

Unrealized gain (loss) on securities available for sale	-	-	37,378	37,378	37,378

Total comprehensive income (loss)				$ (2,905,172)

Partners' capital (deficit), September 30, 2007	$ 85,783,377	$ (46,862)	$ (36,122)		$ 85,700,393

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 47
Partners' capital (deficit) April 1, 2007	$23,441,966	$ (18,149)	$ (16,108)		$23,407,709

Net income (loss)	(830,149)	(2,081)	-	(832,230)	(832,230)

Unrealized gain (loss) on securities available for sale	-	-	7,990	7,990	7,990

Total comprehensive income (loss)				$ (824,240)

Partners' capital (deficit), September 30, 2007	$22,611,817	$ (20,230)	$ (8,118)		$22,583,469

Series 48
Partners' capital (deficit) April 1, 2007	$15,879,583	$ (11,090)	$ (10,457)		$15,858,036

Net income (loss)	(726,722)	(1,821)	-	(728,543)	(728,543)

Unrealized gain (loss) on securities available for sale	-	-	4,172	4,172	4,172

Total comprehensive income (loss)				$ (724,371)

Partners' capital (deficit), September 30, 2007	$15,152,861	$ (12,911)	$ (6,285)		$15,133,665

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 49
Partners' capital (deficit) April 1, 2007	$ 49,397,022	$(10,267)	$ (46,935)		$ 49,339,820

Net income (loss)	(1,378,323)	(3,454)	-	(1,381,777)	(1,381,777)

Unrealized gain (loss) on securities available for sale	-	-	25,216	25,216	25,216

Total comprehensive income (loss)				$(1,356,561)

Partners' capital (deficit), September 30, 2007	$ 48,018,699	$(13,721)	$ (21,719)		$ 47,983,259

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net income (loss)	$(2,942,550)	$(2,047,149)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	185,648	181,239
Distributions from Operating Partnerships	12,929	1,698
Share of Loss from Operating Partnerships	2,399,129	1,569,803
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(88,464)
Decrease (Increase) in accounts receivable	52,140	(66,422)
(Decrease) Increase in accounts payable affiliates	243,310	392,251

Net cash (used in) provided by operating activities	(49,394)	(57,044)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(148,485)	(119,016)
Capital contributions paid to Operating Partnerships	(2,203,606)	(7,204,005)
(Advances to) repayments from Operating Partnerships	(979,123)	584,000
Investments	4,413,528	5,547,034

Net cash (used in) provided by investing activities	1,082,314	(1,191,987)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,032,920	(1,249,031)

Cash and cash equivalents, beginning	1,336,613	5,943,410

Cash and cash equivalents, ending	$ 2,369,533	$ 4,694,379

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 61,008	$ 174,278

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.
	$ 1,465,671	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 438,155	$ 90,189

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (832,230)	$ (723,802)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	55,109	54,989
Distributions from Operating Partnerships	929	738
Share of Loss from Operating Partnerships	663,283	494,511
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,750)
Decrease (Increase) in accounts receivable	(43,989)	(93,860)
(Decrease) Increase in accounts payable affiliates	119,178	144,173

Net cash (used in) provided by operating activities	(37,720)	(127,001)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(3,246)
Capital contributions paid to Operating Partnerships	(717,491)	(1,253,069)
(Advances to) repayments from Operating Partnerships	(310,606)	227,480
Investments	867,432	1,589,687

Net cash (used in) provided by investing activities	(160,665)	560,852

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198,385)	433,851

Cash and cash equivalents, beginning	467,594	753,086

Cash and cash equivalents, ending	$ 269,209	$ 1,186,937

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 28,096

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ 427,639	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 148,858	$ 42,396

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (728,543)	$ (665,605)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	35,893	35,876
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	648,068	515,253
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(43,989)	(93,935)
(Decrease) Increase in accounts payable affiliates	119,190	94,148
Net cash (used in) provided by operating activities	30,619	(114,263)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(1,338)
Capital contributions paid to Operating Partnerships	(218,047)	(259,206)
(Advances to) repayments from Operating Partnerships	(155,858)	-
Investments	472,102	299,944

Net cash (used in) provided by investing activities	98,197	39,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,816	(74,863)

Cash and cash equivalents, beginning	243,438	966,312

Cash and cash equivalents, ending	$ 372,254	$ 891,449

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 16,718

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ 427,640	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 82,963	$ 30,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2007	2006
Cash flows from operating activities:

Net income (loss)	$(1,381,777)	$ (657,742)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	94,646	90,374
Distributions from Operating Partnerships	12,000	960
Share of Loss from Operating Partnerships	1,087,778	560,039
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(84,714)
Decrease (Increase) in accounts receivable	140,118	121,373
(Decrease) Increase in accounts payable affiliates	4,942	153,930
Net cash (used in) provided by operating activities	(42,293)	184,220

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(148,485)	(114,432)
Capital contributions paid to Operating Partnerships	(1,268,068)	(5,691,730)
(Advances to) repayments from Operating Partnerships	(512,659)	356,520
Investments	3,073,994	3,657,403

Net cash (used in) provided by investing activities	1,144,782	(1,792,239)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,102,489	(1,608,019)

Cash and cash equivalents, beginning	625,581	4,224,012

Cash and cash equivalents, ending	$ 1,728,070	$ 2,615,993

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 61,008	$ 129,464

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ 610,392	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 206,334	$ 17,420

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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

Below is a summary of the BACs sold and total equity raised by series as of September 30, 2007:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2007 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of September 30, 2007 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$1,824,006
Due after one year	601,162
Total	$2,425,168

The fair market value of the securities is $2,389,046, the difference being an unrealized loss on securities available for sale of $36,122, as of September 30, 2007.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 47	$ 97,089	$ 97,099
Series 48	59,595	59,595
Series 49	127,614	119,829
Total	$ 284,298	$ 276,523

The fund management fees paid for the quarters ended September 30, 2007 and 2006 are as follows:
	2007	2006
Series 47	$ -	$ 50,000
Series 48	-	25,000
Series 49	125,256	75,000
Total	$ 125,256	$ 150,000

The fund management fees paid for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 47	$ 75,000	$ 50,000
Series 48	-	25,000
Series 49	250,256	75,000
Total	$ 325,256	$ 150,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2007 and 2006 the Fund has limited partnership interests in 50 and 48 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2007 and 2006 is as follows:
	2007	2006
Series 47	15	15
Series 48	11	11
Series 49	24	22
Total	50	48

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2007.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Total 2007	Total 2006

Revenues
Rental	$ 8,726,103	$ 5,440,793
Interest and other	347,915	159,905
	9,074,018	5,600,698

Expenses
Interest	2,650,935	1,983,731
Depreciation and amortization	3,240,659	1,900,517
Operating expenses	5,605,785	3,602,110
	11,497,379	7,186,358

NET LOSS	$(2,423,361)	$(1,585,660)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(2,399,129)	$(1,569,803)

Net loss allocated to other Partners	$ (24,232)	$ (15,857)

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 47 2007	Series 47 2006

Revenues
Rental	$ 3,564,295	$ 3,075,384
Interest and other	110,058	42,918
	3,674,353	3,118,302

Expenses
Interest	1,130,387	903,141
Depreciation and amortization	982,392	899,747
Operating expenses	2,231,556	1,814,920
	4,344,335	3,617,808

NET LOSS	$ (669,982)	$ (499,506)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (663,283)	$ (494,511)

Net loss allocated to other Partners	$ (6,699)	$ (4,995)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 48 2007	Series 48 2006

Revenues
Rental	$ 2,085,580	$ 1,198,151
Interest and other	77,911	80,722
	2,163,491	1,278,873

Expenses
Interest	667,786	394,181
Depreciation and amortization	945,912	475,678
Operating expenses	1,204,406	929,472
	2,818,104	1,799,331

NET LOSS	$ (654,613)	$ (520,458)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (648,068)	$ (515,253)

Net loss allocated to other Partners	$ (6,545)	$ (5,205)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 49 2007	Series 49 2006

Revenues
Rental	$ 3,076,228	$ 1,167,258
Interest and other	159,946	36,265
	3,236,174	1,203,523

Expenses
Interest	852,762	386,409
Depreciation and amortization	1,312,355	525,092
Operating expenses	2,169,823	857,718
	4,334,940	1,769,219

NET LOSS	$(1,098,766)	$ (565,696)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,087,778)	$ (560,039)

Net loss allocated to other Partners	$ (10,988)	$ (5,657)

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2007 were $284,298 and total fund management fees accrued as of September 30, 2007 were $925,652. During the quarter ended and year ended September 30, 2007, $125,256 and $325,256 of accrued fund management fees were paid, respectively. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends, which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2007.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended September 30, 2007, Series 47 recorded capital contribution releases of $344,258. Series 47 has outstanding contributions payable to 4 Operating Partnerships in the amount of $1,052,684 as of September 30, 2007. Of the total amount outstanding, $801,256 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $251,428 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended September 30, 2007, Series 48 recorded capital contribution releases of $195,778. Series 48 has outstanding contributions payable to 4 Operating Partnerships in the amount of $1,114,536 as of September 30, 2007. Of the total amount outstanding, $621,807 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $492,729 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2007, Series 49 recorded capital contribution releases of $341,943. Series 49 has outstanding contributions payable to 12 Operating Partnerships in the amount of $2,873,297 as of September 30, 2007. Of the total amount outstanding, $2,139,843 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $733,454 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2007 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund's results of operations for future periods will vary significantly from those for the period ended September 30, 2007 as Series 49 continues to use the funds raised to invest in partnership interests of additional Operating Partnerships.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2007 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 47	$ 91,463	$ 5,626	$181,068	$13,110
Series 48	52,175	7,420	111,770	7,420
Series 49	127,204	410	234,594	20,604
	$270,842	$13,456	$527,432	$41,134

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2007 and 2006, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 47 reflects net loss from Operating Partnerships of $(669,982) and $(499,506), respectively, which includes depreciation and amortization of $982,392 and $899,747, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of September 30, 2007 and 2006, the average Qualified Occupancy was 100% and 99.4%, respectively. The series had a total of 11 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 48 reflects net loss from Operating Partnerships of $(654,613) and $(520,458), respectively, which includes depreciation and amortization of $945,912 and $475,678, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of September 30, 2007 and 2006, the average Qualified Occupancy was 97.7% and 96.4%, respectively. The series had a total of 24 properties at September 30, 2007. Out of the total 22 were at 100% Qualified Occupancy and 2 were in initial lease up.

For the six month period ended September 30, 2007 and 2006, Series 49 reflects net loss from Operating Partnerships of $(1,098,766) and $(565,696), respectively, which includes depreciation and amortization of $1,312,355 and $525,092, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period, but construction was completed in July of 2007, six months behind schedule. Due to these delays, in the fourth quarter of 2006, the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. The lease-up is presently underway, although approximately six months behind schedule. The operating general partner has provided a revised lease-up schedule which shows 100% occupancy achievement by December 2007, in time to deliver all credits prior to year-end. The investment general partner continues to closely monitor marketing and leasing activity. The investment general partner has a site inspection planned during the fourth quarter of 2007.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 14, 2007		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

November 14, 2007	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.