Form 10-Q
period 2007-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2008-02-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital (Deficit)	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$72,830,294	$76,670,118

OTHER ASSETS

Cash and cash equivalents	2,379,947	1,336,613
Investments	1,886,453	6,765,196
Notes receivable	1,637,077	3,092,250
Acquisition costs net	8,730,229	8,996,600
Other assets	1,094,039	1,514,914
	$88,558,039	$98,375,691

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	659,744	682,342
Capital contributions payable	3,358,366	9,086,941
	4,018,953	9,770,126

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	84,606,167	88,718,571
General Partner	(49,812)	(39,506)
Accumulated other
comprehensive income	(17,269)	(73,500)
	84,539,086	88,605,565
	$88,558,039	$98,375,691

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,364,943	$20,384,990

OTHER ASSETS
Cash and cash equivalents	249,361	467,594
Investments	555,125	1,568,343
Notes receivable	155,857	824,301
Acquisition costs net	2,574,323	2,653,901
Other assets	43,989	93,988
	$22,943,598	$25,993,117

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	279,618	238,351
Capital contributions payable	288,745	2,346,672
	568,748	2,585,408

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	22,400,482	23,441,966
General Partner	(20,759)	(18,149)
Accumulated other
comprehensive income	(4,873)	(16,108)
	22,374,850	23,407,709
	$22,943,598	$25,993,117

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,853,450	$13,928,846

OTHER ASSETS
Cash and cash equivalents	374,911	243,438
Investments	545,846	1,013,869
Notes receivable	155,857	799,602
Acquisition costs net	1,732,233	1,784,974
Other assets	43,989	93,988
	$15,706,286	$17,864,717

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	292,165	163,380
Capital contributions payable	573,331	1,843,186
	865,611	2,006,681

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	14,859,317	15,879,583
General Partner	(13,647)	(11,090)
Accumulated other
comprehensive income	(4,995)	(10,457)
	14,840,675	15,858,036
	$15,706,286	$17,864,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$40,611,901	$42,356,282

OTHER ASSETS
Cash and cash equivalents	1,755,675	625,581
Investments	785,482	4,182,984
Notes receivable	1,325,363	1,468,347
Acquisition costs net	4,423,673	4,557,725
Other assets	1,006,061	1,326,938
	$49,908,155	$54,517,857

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	87,961	280,611
Capital contributions payable	2,496,290	4,897,083
	2,584,594	5,178,037

PARTNERS' CAPITAL (DEFICIT)

Limited Partners
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	47,346,368	49,397,022
General Partner	(15,406)	(10,267)
Accumulated other
comprehensive income	(7,401)	(46,935)
	47,323,561	49,339,820
	$49,908,155	$54,517,857

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 99,536	$ 179,241
Other income	-	-
	99,536	179,241

Share of income (loss) from Operating Partnerships(Note D)	(837,039)	(779,884)

Expenses
Professional fees	20,512	20,297
Fund management fee (Note C)	264,994	278,721
Amortization	93,048	91,457
General and administrative expenses	64,102	55,450
	442,656	445,925

NET INCOME (LOSS)	$(1,180,159)	$(1,046,568)

Net income (loss) allocated to limited partners	$(1,177,208)	$(1,043,951)

Net income (loss) allocated to general partner	$ (2,951)	$ (2,617)

Net income (loss) per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2007	2006

Income
Interest income	$ 36,896	$ 23,461
Other income	-	-
	36,896	23,461

Share of income (loss) from Operating Partnerships(Note D)	(103,218)	(289,246)

Expenses
Professional fees	7,299	5,501
Fund management fee (Note C)	90,159	90,589
Amortization	27,554	27,540
General and administrative expenses	20,531	14,800
	145,543	138,430

NET INCOME (LOSS)	$ (211,865)	$ (404,215)

Net income (loss) allocated to limited partners	$ (211,335)	$ (403,204)

Net income (loss) allocated to general partner	$ (530)	$ (1,011)

Net income (loss) per BAC	$ (.06)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2007	2006

Income
Interest income	$ 36,410	$ 14,476
Other income	-	-
	36,410	14,476

Share of income (loss) from Operating Partnerships(Note D)	(238,632)	(275,601)

Expenses
Professional fees	5,413	3,648
Fund management fee (Note C)	51,143	53,116
Amortization	17,946	17,946
General and administrative expenses	17,555	11,272
	92,057	85,982

NET INCOME (LOSS)	$ (294,279)	$ (347,107)

Net income (loss) allocated to limited partners	$ (293,543)	$ (346,239)

Net income (loss) allocated to general partner	$ (736)	$ (868)

Net income (loss) per BAC	$ (.13)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2007	2006

Income
Interest income	$ 26,230	$ 141,304
Other income	-	-
	26,230	141,304

Share of income (loss) from Operating Partnerships(Note D)	(495,189)	(215,037)

Expenses
Professional fees	7,800	11,148
Fund management fee (Note C)	123,692	135,016
Amortization	47,548	45,971
General and administrative expenses	26,016	29,378
	205,056	221,513

NET INCOME (LOSS)	$ (674,015)	$ (295,246)

Net income (loss) allocated to limited partners	$ (672,330)	$ (294,508)

Net income (loss) allocated to general partner	$ (1,685)	$ (738)

Net income (loss) per BAC	$ (.11)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 442,863	$ 591,315
Other income	6,799	13,200
	449,662	604,515

Share of income (loss) from Operating Partnerships(Note D)	(3,236,168)	(2,349,687)

Expenses
Professional fees	126,944	94,514
Fund management fee (Note C)	792,426	807,715
Amortization	278,697	272,697
General and administrative expenses	138,137	173,601
	1,336,204	1,348,527

NET INCOME (LOSS)	$(4,122,710)	$(3,093,699)

Net income (loss) allocated to limited partners	$(4,112,404)	$(3,085,965)

Net income (loss) allocated to general partner	$ (10,306)	$ (7,734)

Net income (loss) per BAC	$ (.35)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2007	2006

Income
Interest income	$ 156,499	$ 82,666
Other income	-	-
	156,499	82,666

Share of income (loss) from Operating Partnerships(Note D)	(766,501)	(783,757)

Expenses
Professional fees	38,794	24,644
Fund management fee (Note C)	271,227	279,548
Amortization	82,663	82,529
General and administrative expenses	41,408	40,204
	434,092	426,925

NET INCOME (LOSS)	$(1,044,094)	$(1,128,016)

Net income (loss) allocated to limited partners	$(1,041,484)	$(1,125,196)

Net income (loss) allocated to general partner	$ (2,610)	$ (2,820)

Net income (loss) per BAC	$ (.30)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2007	2006

Income
Interest income	$ 144,565	$ 46,421
Other income	-	-
	144,565	46,421

Share of income (loss) from Operating Partnerships(Note D)	(886,700)	(790,854)

Expenses
Professional fees	31,372	18,061
Fund management fee (Note C)	162,913	169,764
Amortization	53,840	53,823
General and administrative expenses	32,563	26,615
	280,688	268,263

NET INCOME (LOSS)	$(1,022,823)	$(1,012,696)

Net income (loss) allocated to limited partners	$(1,020,266)	$(1,010,164)

Net income (loss) allocated to general partner	$ (2,557)	$ (2,532)

Net income (loss) per BAC	$ (.44)	$ (.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2007	2006

Income
Interest income	$ 141,799	$ 462,228
Other income	6,799	13,200
	148,598	475,428

Share of income (loss) from Operating Partnerships(Note D)	(1,582,967)	(775,076)

Expenses
Professional fees	56,778	51,809
Fund management fee (Note C)	358,286	358,403
Amortization	142,194	136,345
General and administrative expenses	64,166	106,782
	621,424	653,339

NET INCOME (LOSS)	$(2,055,793)	$ (952,987)

Net income (loss) allocated to limited partners	$(2,050,654)	$ (950,605)

Net income (loss) allocated to general partner	$ (5,139)	$ (2,382)

Net income (loss) per BAC	$ (.34)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total

Partners' capital (deficit) April 1, 2007	$ 88,718,571	$ (39,506)	$ (73,500)		$ 88,605,565

Net income (loss)	(4,112,404)	(10,306)	-	(4,122,710)	(4,122,710)

Unrealized gain (loss) on securities available for sale	-	-	56,231	56,231	56,231

Total comprehensive income (loss)				$ (4,066,479)

Partners' capital (deficit), December 31, 2007	$ 84,606,167	$ (49,812)	$ (17,269)		$ 84,539,086

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 47
Partners' capital (deficit) April 1, 2007	$23,441,966	$ (18,149)	$ (16,108)		$23,407,709

Net income (loss)	(1,041,484)	(2,610)	-	(1,044,094)	(1,044,094)

Unrealized gain (loss) on securities available for sale	-	-	11,235	11,235	11,235

Total comprehensive income (loss)				$(1,032,859)

Partners' capital (deficit), December 31, 2007	$22,400,482	$ (20,759)	$ (4,873)		$22,374,850

Series 48
Partners' capital (deficit) April 1, 2007	$15,879,583	$ (11,090)	$ (10,457)		$15,858,036

Net income (loss)	(1,020,266)	(2,557)	-	(1,022,823)	(1,022,823)

Unrealized gain (loss) on securities available for sale	-	-	5,462	5,462	5,462

Total comprehensive income (loss)				$(1,017,361)

Partners' capital (deficit), December 31, 2007	$14,859,317	$ (13,647)	$ (4,995)		$14,840,675

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 49
Partners' capital (deficit) April 1, 2007	$ 49,397,022	$(10,267)	$ (46,935)		$ 49,339,820

Net income (loss)	(2,050,654)	(5,139)	-	(2,055,793)	(2,055,793)

Unrealized gain (loss) on securities available for sale	-	-	39,534	39,534	39,534

Total comprehensive income (loss)				$(2,016,259)

Partners' capital (deficit), December 31, 2007	$ 47,346,368	$(15,406)	$ (7,401)		$ 47,323,561

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006
Cash flows from operating activities:

Net income (loss)	$(4,122,710)	$(3,093,699)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	278,697	272,697
Distributions from Operating Partnerships	16,889	1,698
Share of Loss from Operating Partnerships	3,236,168	2,349,687
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(88,464)
Decrease (Increase) in accounts receivable	232,899	941,520
(Decrease) Increase in accounts payable affiliates	(22,598)	683,972

Net cash (used in) provided by operating activities	(380,655)	1,067,411

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(148,485)	(173,944)
Capital contributions paid to Operating Partnerships	(2,608,077)	(11,181,597)
(Advances to) repayments from Operating Partnerships	(754,423)	666,113
Investments	4,934,974	6,458,690

Net cash (used in) provided by investing activities	1,423,989	(4,230,738)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,043,334	(3,163,327)

Cash and cash equivalents, beginning	1,336,613	5,943,410

Cash and cash equivalents, ending	$ 2,379,947	$ 2,780,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 61,008	$ 2,312,706

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.
	$ 2,397,572	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 783,934	$ 129,516

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2007	2006
Cash flows from operating activities:

Net income (loss)	$(1,044,094)	$(1,128,016)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	82,663	82,529
Distributions from Operating Partnerships	929	738
Share of Loss from Operating Partnerships	766,501	783,757
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,750)
Decrease (Increase) in accounts receivable	(43,989)	(93,793)
(Decrease) Increase in accounts payable affiliates	41,267	241,262

Net cash (used in) provided by operating activities	(196,723)	(117,273)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(6,773)
Capital contributions paid to Operating Partnerships	(914,805)	(1,354,622)
(Advances to) repayments from Operating Partnerships	(131,158)	227,480
Investments	1,024,453	982,783

Net cash (used in) provided by investing activities	(21,510)	(151,132)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(218,233)	(268,405)

Cash and cash equivalents, beginning	467,594	753,086

Cash and cash equivalents, ending	$ 249,361	$ 484,681

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 28,096

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ 893,590	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 249,532	$ 42,396

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2007	2006
Cash flows from operating activities:

Net income (loss)	$ (1,022,823)	$ (1,012,696)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	53,840	53,823
Distributions from Operating Partnerships	3,960	-
Share of Loss from Operating Partnerships	886,700	790,854
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(43,989)	(93,911)
(Decrease) Increase in accounts payable affiliates	128,785	153,764
Net cash (used in) provided by operating activities	6,473	(108,166)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(1,338)
Capital contributions paid to Operating Partnerships	(192,628)	(466,885)
(Advances to) repayments from Operating Partnerships	(155,857)	-
Investments	473,485	215,206

Net cash (used in) provided by investing activities	125,000	(253,017)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,473	(361,183)

Cash and cash equivalents, beginning	243,438	966,312

Cash and cash equivalents, ending	$ 374,911	$ 605,129

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 16,718

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ 893,590	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 183,637	$ 30,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2007	2006
Cash flows from operating activities:

Net income (loss)	$(2,055,793)	$ (952,987)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	142,194	136,345
Distributions from Operating Partnerships	12,000	960
Share of Loss from Operating Partnerships	1,582,967	775,076
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(84,714)
Decrease (Increase) in accounts receivable	320,877	1,129,224
(Decrease) Increase in accounts payable affiliates	(192,650)	288,946
Net cash (used in) provided by operating activities	(190,405)	1,292,850

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	(148,485)	(165,833)
Capital contributions paid to Operating Partnerships	(1,500,644)	(9,360,090)
(Advances to) repayments from Operating Partnerships	(467,408)	438,633
Investments	3,437,036	5,260,701

Net cash (used in) provided by investing activities	1,320,499	(3,826,589)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,130,094	(2,533,739)

Cash and cash equivalents, beginning	625,581	4,224,012

Cash and cash equivalents, ending	$ 1,755,675	$ 1,690,273

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2007	2006
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 61,008	$ 2,267,892

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ 610,392	$ -

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ 350,765	$ 56,747

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2007, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of December 31, 2007:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2007 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of December 31, 2007 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$1,304,000
Due after one year	599,722
Total	$1,903,722

The fair market value of the securities is $1,886,453, the difference being an unrealized loss on securities available for sale of $17,269, as of December 31, 2007.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 47	$ 97,089	$ 97,089
Series 48	59,595	59,616
Series 49	127,662	135,016
Total	$ 284,346	$ 291,721

The fund management fees paid for the quarters ended December 31, 2007 and 2006 are as follows:
	2007	2006
Series 47	$ 175,000	$ -
Series 48	50,000	-
Series 49	325,255	-
Total	$ 550,255	$ -

The fund management fees paid for the nine months ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 47	$ 250,000	$ 50,000
Series 48	50,000	25,000
Series 49	575,510	75,000
Total	$ 875,510	$ 150,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2007 and 2006 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2007 and 2006 is as follows:
	2007	2006
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2007.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Total 2007	Total 2006

Revenues
Rental	$ 13,821,396	$ 8,454,567
Interest and other	536,201	230,767
	14,357,597	8,685,334

Expenses
Interest	4,081,445	2,672,337
Depreciation and amortization	5,116,414	2,834,718
Operating expenses	8,428,594	5,551,699
	17,626,453	11,058,754

NET LOSS	$(3,268,856)	$(2,373,420)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(3,236,168)	$(2,349,687)

Net loss allocated to other Partners	$ (32,688)	$ (23,733)

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 47 2007	Series 47 2006

Revenues
Rental	$ 5,555,208	$ 4,598,002
Interest and other	162,135	65,211
	5,717,343	4,663,213

Expenses
Interest	1,681,227	1,374,593
Depreciation and amortization	1,490,932	1,328,534
Operating expenses	3,319,427	2,751,759
	6,491,586	5,454,886

NET LOSS	$ (774,243)	$ (791,673)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (766,501)	$ (783,757)

Net loss allocated to other Partners	$ (7,742)	$ (7,916)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 48 2007	Series 48 2006

Revenues
Rental	$ 3,188,018	$ 1,923,574
Interest and other	126,553	110,471
	3,314,571	2,034,045

Expenses
Interest	981,333	675,784
Depreciation and amortization	1,427,932	716,081
Operating expenses	1,800,962	1,441,022
	4,210,227	2,832,887

NET LOSS	$ (895,656)	$ (798,842)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (886,700)	$ (790,854)

Net loss allocated to other Partners	$ (8,956)	$ (7,988)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 49 2007	Series 49 2006

Revenues
Rental	$ 5,078,170	$ 1,932,991
Interest and other	247,513	55,085
	5,325,683	1,988,076

Expenses
Interest	1,418,885	621,960
Depreciation and amortization	2,197,550	790,103
Operating expenses	3,308,205	1,358,918
	6,924,640	2,770,981

NET LOSS	$(1,598,957)	$ (782,905)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,582,967)	$ (775,076)

Net loss allocated to other Partners	$ (15,990)	$ (7,829)

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2007 were $284,346 and total fund management fees accrued as of December 31, 2007 were $659,744. During the quarter ended and nine months ended December 31, 2007, $550,255 and $875,510 of accrued fund management fees were paid, respectively. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2007.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended December 31, 2007, Series 47 recorded capital contribution releases of $41,477. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of December 31, 2007. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended December 31, 2007, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 3 Operating Partnerships in the amount of $573,331 as of December 31, 2007. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $417,474 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2007, Series 49 recorded capital contribution releases of $187,324. Series 49 has outstanding contributions payable to 10 Operating Partnerships in the amount of $2,496,290 as of December 31, 2007. Of the total amount outstanding, $2,094,592 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $401,698 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2007 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2007 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 47	$ 90,159	$ 6,930	$271,227	$20,040
Series 48	51,143	8,452	162,913	15,872
Series 49	123,692	3,970	358,286	24,574
	$264,994	$19,352	$792,426	$60,486

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2007 and 2006, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 47 reflects net loss from Operating Partnerships of $(774,243) and $(791,673), respectively, which includes depreciation and amortization of $1,490,932 and $1,328,534, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 48

As of December 31, 2007 and 2006, the average Qualified Occupancy was 100% and 99.4%, respectively. The series had a total of 11 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 48 reflects net loss from Operating Partnerships of $(895,656) and $(798,842), respectively, which includes depreciation and amortization of $1,427,932 and $716,081, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Series 49

As of December 31, 2007 and 2006, the average Qualified Occupancy was 100% and 98.2%, respectively. The series had a total of 24 properties at December 31, 2007. Out of the total 22 were at 100% Qualified Occupancy and 2 were in initial lease up.

For the nine month period ended December 31, 2007 and 2006, Series 49 reflects net loss from Operating Partnerships of $(1,598,957) and $(782,905), respectively, which includes depreciation and amortization of $2,197,550 and $790,103, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period, but construction was finally completed in July of 2007, six months behind schedule. Due to these delays, in the fourth quarter of 2006, the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. The property achieved 100% Qualified Occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. As of December 31, 2007, occupancy is 97%. The investment general partner conducted a site visit of this property in December 2007, and found that the property is built well and is in a highly sought-after residence in the area. The management staff was professional, personable, and files were well maintained. During the site visit, management noted that the two unoccupied units are pre-leased with move-ins planned over the next 30-60 days.

Off Balance Sheet Arrangements

None.

Principal Critical Accounting Policies and Estimates

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

Principal Critical Accounting Policies and Estimates - continued

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities until November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.
Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, the general partner of the Fund, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Funds's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2007.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 14, 2008		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

February 14, 2008	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.