Form 10-K
period 2008-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2008-07-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008 or

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

Registrant’s telephone number, including area code (617) 624-8900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (check one):

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
Form 8-K filed with the Securities and Exchange Commission on July 3, 2007
Form 8-K filed with the Securities and Exchange Commission on July 5, 2007
Form 8-K filed with the Securities and Exchange Commission on July 5, 2007
Form 8-K filed with the Securities and Exchange Commission on July 5, 2007
Form 8-K filed with the Securities and Exchange Commission on July 6, 2007

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2008

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC.  On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective.  As of March 31, 2008, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2008 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income.  The Operating Partnerships may be sold at a price which would not result in our realizing cash distributions or proceeds from the transaction.  Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.

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

Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur.  To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

•	difficulties in obtaining rent increases;
•	limitations on cash distributions;
•	limitations on sales or refinancing of Operating Partnerships;
•	limitations on transfers of interests in Operating Partnerships;
•	limitations on removal of local general partners;
•	limitations on subsidy programs; and
•	possible changes in applicable regulations.

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

Upon the sale or other taxable disposition of BACs, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs.  This realized taxable income is reduced to the extent that investors have suspended passive losses or credits.  It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.

Investors may have tax liability in excess of cash.

Investors eventually may be allocated profits for tax purposes which exceed any cash distributed to them.  For this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution.  Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of BACs, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.

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

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

•	The necessity of obtaining the consent of the operating general partners;
•	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and
•	The uncertainty of the market.

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

Boston Capital Tax Credit Fund V L.P.  -  Series 47

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Countrybook Apartments	Champagne, IL	150	$6,930,251	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	581,892	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,607,994	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,334,901	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	100%	2,181,126

McEver Vineyards Apartments	Gainesville, GA	220	10,893,173	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	507,798	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	758,345	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	2,387,236	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,684,118	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,241,435	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,680,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P.  -  Series 47

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

The Vistas Apartments	Marble Falls, TX	124	$6,000,000	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	7,346,411	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	13,350,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Colusa Avenue Apartments	Chowchilla, CA	38	$1,963,527	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,548,084	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,350,874	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	100%	2,181,127

Mira Vista Apartments	Santa Anna, TX	24	507,798	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,893,173	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,370,178	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,022,404	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,680,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	13,350,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	1,133,772	08/04	05/05	100%	2,644,056

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Bahia Palms Apartments	Laguna Vista, TX	64	$1,773,976	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,734,105	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	12,300,000	05/04	11/05	100%	6,268,301

Brookview I&II Apartments	Mauston, WI	22	781,652	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,837,431	03/06	11/06	100%	561,274

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,705,189	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	6,930,251	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,315,491	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,794,173	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	1,166,375	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,181,246	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,276,675	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance as of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con paid thru 3/31/08

Post Oak East Apartments	Fort Worth, TX	246	$13,600,000	07/04	05/06	100%	$1,042,188

Renaissance Village	Bowling Green, KY	34	745,505	05/05	05/06	100%	2,814,127

Richwood Apartments	Ash Flat, AR	25	1,346,420	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,312,368	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,385,744	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	8,708,944	12/05	07/06	100%	2,966,516

Sunset Manor	Kewaunee, WI	38	1,252,097	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,342,799	01/05	12/05	100%	1,702,751

The Linden’s Apartments	Bartesville, OK	54	1,087,096	05/05	06/06	100%	3,577,901

The Vistas Apartments	Marble Falls, TX	124	6,000,000	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	981,181	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	546,961	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interest, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2008, the Fund has 5,356 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 1,596 investors holding 3,478,334 BACs, Series 48 consists of 1,085 investors holding 2,299,372 BACs and Series 49 consists of 2,675 investors holding 6,000,000 BACs at March 31, 2008.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2008.

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

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund had entered into a line of credit financing agreement with an agent bank under which the Fund could borrow up to $40 million for up to 90 days to meet short-term cash needs required for the investment in some Operating Partnerships. Under the terms of the agreement, the Fund pledged its interest in a particular Operating Partnership in order to draw funds from the line. The repayment of any draws was anticipated to be made once the Fund has received sufficient investor proceeds. Repayments on the line were tied to specific Operating Partnerships, which were then released as collateral by the bank. The obligations under the line of credit were non-recourse to the Fund, its partners and assets, other than the interest in the particular Operating Partnerships pledged. The Fund did not have any draws outstanding on the line of credit as of March 31, 2006. The line was guaranteed by Boston Capital Holdings, L.P. and various affiliates and expired on March 26, 2006.

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2008 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47).  The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2008, $914,805 of Series 47 net offering proceeds were used to pay installments of its capital contributions to 6 Operating Partnerships. As of March 31, 2008, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. The Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of March 31, 2008. Of the total amount outstanding, $155,857 has been loaned to an Operating Partnership. The loan will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 48).  The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2008, $275,083 of Series 48 net offering proceeds were used to pay installments of its capital contributions to 5 Operating Partnerships. As of March 31, 2008, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. The Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $490,876 as of March 31, 2008. Of the total amount outstanding, $155,857 has been loaned to an Operating Partnership. The loan will be converted to equity and the remaining contributions of $335,019 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 49).  The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49 as of March 31, 2008. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2008, $1,811,524 of Series 49 net offering proceeds were used to pay installments of its capital contributions to 11 Operating Partnerships. As of March 31, 2008, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 49 has outstanding contributions payable to 9 Operating Partnerships in the amount of $2,299,781 as of March 31, 2008. Of the total amount outstanding, $2,094,592 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $205,189 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal year ended March 31, 2008 and 2007, was $981,860, and $1,070,407, respectively.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $3,120,011 and $4,160,104, respectively, in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $0.98 for 2007 and $0.99 for 2006.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 47 was $18,281,871 and $20,384,990, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, net loss of the series was $2,219,358 and $2,614,783, respectively. The major components of the current year amount were share of losses from Operating Partnerships, partnership management fees, and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

(Series 48).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $2,087,547 and $3,698,782, respectively, in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $0.98 for 2007 and $0.90 for 2006.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 48 was $12,369,432 and $13,928,846, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net loss of the series was $1,554,703 and $1,960,375, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

(Series 49).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 97.4%, respectively. The series had a total of 24 properties as of March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $4,587,581 and $3,245,499, respectively, in passive income tax losses that were passed through to the investors. The series also provided tax credits to the investors of $0.87 for 2007 and $0.54 for 2006.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 49 was $38,601,287 and $42,356,282, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net loss of the series was $4,291,959 and $3,101,134, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, amortization, and interest income. It is anticipated that the net loss will begin to stabilize in future years as the Operating Partnerships become fully leased-up and stabilize operations.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period, but construction was finally completed in July of 2007, six months behind schedule. Due to these delays, in the fourth quarter of 2006, the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership’s reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership’s reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership’s allocation of tax credits. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. As of March 31, 2008, occupancy is 99%. The investment general partner conducted a site visit of this property in December 2007, and found that the property is built well and is in a highly sought-after residence in the area. The management staff was professional, personable, and files were well maintained.

The Gardens of Athens, LP (The Gardens of Athens) is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007 and the first quarter of 2008. The property operated above breakeven in 2007, as well as the first quarter of 2008. Despite strong operations, a shortfall of approximately $150,000 between the balance of the construction loan and the originally underwritten permanent loan principal, resulted in a conversion delay. After several extensions of the term of the construction loan, the original permanent lender, which is the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default, due to an expiration of the latest extension. The operating general partner is currently in discussions with the construction lender; therefore, foreclosure proceedings have not yet begun. A replacement lender has not yet been identified. This property is part of the Haugh/ Continental portfolio which includes several troubled properties. The operating general partner is exploring a number of alternatives to raise cash and recapitalize the portfolio. The investment general partner is allowing the operating general partner 60-90 days to demonstrate progress with this recapitalization plan. If the operating general partner has not made progress by September 2008, the investment general partner will seek a replacement operating general partner with sufficient (i) financial resources to cover operating deficits and convert to permanent financing and (ii) management resources to maintain strong operations. The investment general partner believes a replacement operating general partner can be identified and admitted by the fourth quarter of 2008.

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than six months. Occupancy has been strong, at 100%, since reaching initial full occupancy in November 2007; however, operations have been below breakeven. The property has not yet converted the construction loan to permanent financing and the construction lender (also the permanent lender) issued a default notice on August 20, 2007, for violations of several covenants of the loan agreement, including, but not limited to (i) keeping the property free of liens, (ii) timely payment of real estate taxes, and (iii) maintaining reserves at required levels and obtaining lender approval for withdrawals from such reserves. The operating general partner is currently in discussions with the construction lender and no foreclosure proceedings have begun. In the second quarter of 2007, one of the subcontractors for the construction of the property filed a lien for non-payment of the construction retainage. In the fourth quarter of 2007, the subcontractor filed for arbitration, which in February 2008, resulted in a settlement award to the subcontractor of approximately $310,000. The settlement payment has not yet been made and is accruing interest daily until paid in full. This property is part of the Haugh/ Continental portfolio, which includes several troubled properties. The operating general partner is exploring a number of alternatives to raise cash and recapitalize the portfolio. The investment general partner is allowing the operating general partner 60-90 days to demonstrate progress with this recapitalization plan. If the operating general partner has not made progress by September 2008, the investment general partner will seek a replacement operating general partner with sufficient (i) financial resources to cover operating deficits and convert to permanent financing and (ii) management resources to maintain strong operations. The investment general partner believes a replacement operating general partner can be identified and admitted by the fourth quarter of 2008.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make various estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Fund’s financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141 R”). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund’s statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund’s financial statements.

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

	(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2008. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

	(c)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.		Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own.  The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”) with principal responsibility for the Fund’s affairs.

John P. Manning, age 59, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 46, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 61, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 44, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2008 was $981,860.

2. The Fund has reimbursed an affiliate of the general partner a total of $80,295 for amounts charged to operations during the year ended March 31, 2008.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2008, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2008.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.		Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type		Series 47	Series 48	Series 49
(1)	Audit Fees	$17,450	$17,010	$27,930
(2)	Audit Related Fees	3,750	2,750	6,000
(3)	Tax Fees	5,235	4,475	6,945
(4)	All Other Fees	—	—	—

	Total	$26,435	$24,235	$40,875

Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following:

Fee Type		Series 47	Series 48	Series 49
(1)	Audit Fees	$16,719	$16,299	$26,799
(2)	Audit Related Fees	2,500	1,500	4,250
(3)	Tax Fees	4,890	4,340	6,740
(4)	All Other Fees	—	—	—

	Total	$24,109	$22,139	$37,789

(5)	Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 & 2	Financial Statements; Filed herein as Exhibits 13

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm Balance Sheet, March 31, 2008 and 2007
Statements of Operations for the periods ended March 31, 2008 and 2007
Statements of Changes in Partners’ Capital for the periods ended March 31, 2008 and 2007
Statements of Cash Flows for the periods ended March 31, 2008 and 2007
Notes to Financial Statements, March 31, 2008 and 2007

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibit (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Exhibit No. 28 - Additional exhibits.

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

ag.	Agreement of Limited Partnership of Colusa Avenue, LP (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2007).

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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
Date:		General Partner

July 14, 2008		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

July 14, 2008	/s/ Marc N. Teal	Sr. Vice President,
Marc N. Teal

Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.