Form 10-Q
period 2008-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2008-08-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

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

                   (617) 624-8900

(Registrant's telephone number, including area code)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes 	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes 	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-10
Statements of Changes in Partners' Capital (Deficit)	11-13
Statements of Cash Flows	14-21
Notes to Financial Statements	22-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$68,037,429	$69,252,590

OTHER ASSETS

Cash and cash equivalents	2,412,080	2,254,324
Investments	1,091,779	1,527,282
Notes receivable	1,637,077	1,637,077
Acquisition costs net	8,552,647	8,641,438
Other assets	960,955	960,955
	$82,691,967	$84,273,666

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 2,811
Accounts payable affiliates	628,439	593,979
Capital contributions payable	3,059,592	3,079,402
	3,688,874	3,676,192

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	79,067,923	80,672,716
General Partner	(63,692)	(59,671)
Accumulated other
comprehensive income (loss)	(1,138)	(15,571)
	79,003,093	80,597,474
	$82,691,967	$84,273,666

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,946,252	$18,281,871

OTHER ASSETS
Cash and cash equivalents	285,897	191,785
Investments	342,478	544,062
Notes receivable	155,857	155,857
Acquisition costs net	2,521,271	2,547,797
Other assets	43,989	43,989
	$21,295,744	$21,765,361

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 954
Accounts payable affiliates	273,796	276,707
Capital contributions payable	288,745	288,745
	562,926	566,406

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	20,758,050	21,228,156
General Partner	(24,875)	(23,697)
Accumulated other
comprehensive income (loss)	(357)	(5,504)
	20,732,818	21,198,955
	$21,295,744	$21,765,361

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,134,612	$12,369,432

OTHER ASSETS
Cash and cash equivalents	345,845	204,135
Investments	416,177	612,594
Notes receivable	155,857	155,857
Acquisition costs net	1,697,071	1,714,652
Other assets	43,989	43,989
	$14,793,551	$15,100,659

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 684
Accounts payable affiliates	311,355	301,760
Capital contributions payable	490,876	490,876
	802,346	793,320

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	14,007,419	14,328,767
General Partner	(15,782)	(14,977)
Accumulated other
comprehensive income (loss)	(432)	(6,451)
	13,991,205	14,307,339
	$14,793,551	$15,100,659

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$37,956,565	$38,601,287

OTHER ASSETS
Cash and cash equivalents	1,780,338	1,858,404
Investments	333,124	370,626
Notes receivable	1,325,363	1,325,363
Acquisition costs net	4,334,305	4,378,989
Other assets	872,977	872,977
	$46,602,672	$47,407,646

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 1,173
Accounts payable affiliates	43,288	15,512
Capital contributions payable	2,279,971	2,299,781
	2,323,602	2,316,466

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	44,302,454	45,115,793
General Partner	(23,035)	(20,997)
Accumulated other
comprehensive income (loss)	(349)	(3,616)
	44,279,070	45,091,180
	$46,602,672	$47,407,646

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 15,466	$ 155,180
Other income	-	6,600
	15,466	161,780

Share of income (loss) from Operating Partnerships(Note D)	(1,212,253)	(1,196,557)

Expenses
Professional fees	5,954	18,911
Fund management fee (Note C)	280,184	256,591
Amortization	91,699	92,599
General and administrative expenses	34,190	25,554
	412,027	393,655

NET INCOME (LOSS)	$(1,608,814)	$(1,428,432)

Net income (loss) allocated to assignees	$(1,604,793)	$(1,424,860)

Net income (loss) allocated to general partner	$ (4,021)	$ (3,572)

Net income (loss) per BAC	$ (.14)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2008	2007

Income
Interest income	$ 1,501	$ 48,301
Other income	-	-
	1,501	48,301

Share of income (loss) from Operating Partnerships(Note D)	(334,591)	(317,913)

Expenses
Professional fees	2,476	6,311
Fund management fee (Note C)	97,089	89,606
Amortization	27,554	27,554
General and administrative expenses	11,075	6,378
	138,194	129,849

NET INCOME (LOSS)	$ (471,284)	$ (399,461)

Net income (loss) allocated to assignees	$ (470,106)	$ (398,462)

Net income (loss) allocated to general partner	$ (1,178)	$ (999)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2008	2007

Income
Interest income	$ 1,677	$ 40,078
Other income	-	-
	1,677	40,078

Share of income (loss) from Operating Partnerships(Note D)	(234,454)	(343,950)

Expenses
Professional fees	2,481	4,417
Fund management fee (Note C)	57,795	59,595
Amortization	17,947	17,947
General and administrative expenses	11,153	3,739
	89,376	85,698

NET INCOME (LOSS)	$ (322,153)	$ (389,570)

Net income (loss) allocated to assignees	$ (321,348)	$ (388,596)

Net income (loss) allocated to general partner	$ (805)	$ (974)

Net income (loss) per BAC	$ (.14)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2008	2007

Income
Interest income	$ 12,288	$ 66,801
Other income	-	6,600
	12,288	73,401

Share of income (loss) from Operating Partnerships(Note D)	(643,208)	(534,694)

Expenses
Professional fees	997	8,183
Fund management fee (Note C)	125,300	107,390
Amortization	46,198	47,098
General and administrative expenses	11,962	15,437
	184,457	178,108

NET INCOME (LOSS)	$ (815,377)	$ (639,401)

Net income (loss) allocated to assignees	$ (813,339)	$ (637,802)

Net income (loss) allocated to general partner	$ (2,038)	$ (1,599)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total

Partners' capital (deficit) April 1, 2008	$ 80,672,716	$ (59,671)	$ (15,571)		$ 80,597,474

Net income (loss)	(1,604,793)	(4,021)	-	(1,608,814)	(1,608,814)

Unrealized gain (loss) on securities available for sale	-	-	14,433	14,433	14,433

Total comprehensive income (loss)				$(1,594,381)

Partners' capital (deficit), June 30, 2008	$ 79,067,923	$ (63,692)	$ (1,138)		$ 79,003,093

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 47
Partners' capital (deficit) April 1, 2008	$21,228,156	$ (23,697)	$ (5,504)		$21,198,955

Net income (loss)	(470,106)	(1,178)	-	(471,284)	(471,284)

Unrealized gain (loss) on securities available for sale	-	-	5,147	5,147	5,147

Total comprehensive income (loss)				$(466,137)

Partners' capital (deficit), June 30, 2008	$20,758,050	$ (24,875)	$ (357)		$20,732,818

Series 48
Partners' capital (deficit) April 1, 2008	$14,328,767	$ (14,977)	$ (6,451)		$14,307,339

Net income (loss)	(321,348)	(805)	-	(322,153)	(322,153)

Unrealized gain (loss) on securities available for sale	-	-	6,019	6,019	6,019

Total comprehensive income (loss)				$(316,134)

Partners' capital (deficit), June 30, 2008	$14,007,419	$ (15,782)	$ (432)		$13,991,205

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 49
Partners' capital (deficit) April 1, 2008	$ 45,115,793	$(20,997)	$ (3,616)		$ 45,091,180

Net income (loss)	(813,339)	(2,038)	-	(815,377)	(815,377)

Unrealized gain (loss) on securities available for sale	-	-	3,267	3,267	3,267

Total comprehensive income (loss)				$(812,110)

Partners' capital (deficit), June 30, 2008	$ 44,302,454	$(23,035)	$ (349)		$ 44,279,070

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(1,608,814)	$(1,428,432)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	91,699	92,599
Distributions from Operating Partnerships	-	8,929
Share of Loss from Operating Partnerships	1,212,253	1,196,557
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,968)	-
(Decrease) Increase in accounts payable affiliates	34,460	84,268

Net cash (used in) provided by operating activities	(272,370)	(46,079)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(148,485)
Capital contributions paid to Operating Partnerships	(19,810)	(1,321,627)
(Advances to) repayments from Operating Partnerships	-	-
Investments	449,936	1,676,438

Net cash (used in) provided by investing activities	430,126	206,326

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	157,756	160,247

Cash and cash equivalents, beginning	2,254,324	1,336,613

Cash and cash equivalents, ending	$ 2,412,080	$ 1,496,860

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 21,540

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.
	$ -	$ 980,976

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ 25,242

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2008	2007
Cash flows from operating activities:

Net income (loss)	$ (471,284)	$ (399,461)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	27,554	27,554
Distributions from Operating Partnerships	-	929
Share of Loss from Operating Partnerships	334,591	317,913
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(569)	-
(Decrease) Increase in accounts payable affiliates	(2,911)	22,089

Net cash (used in) provided by operating activities	(112,619)	(30,976)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(373,233)
(Advances to) repayments from Operating Partnerships	-	-
Investments	206,731	292,554

Net cash (used in) provided by investing activities	206,731	(80,679)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,112	(111,655)

Cash and cash equivalents, beginning	191,785	467,594

Cash and cash equivalents, ending	$ 285,897	$ 355,939

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2008	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 447

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 185,292

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2008	2007
Cash flows from operating activities:

Net income (loss)	$ (322,153)	$ (389,570)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	17,947	17,947
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	234,454	343,950
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(569)	-
(Decrease) Increase in accounts payable affiliates	9,595	59,595
Net cash (used in) provided by operating activities	(60,726)	31,922

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(22,269)
(Advances to) repayments from Operating Partnerships	-	-
Investments	202,436	119,726

Net cash (used in) provided by investing activities	202,436	97,457

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,710	129,379

Cash and cash equivalents, beginning	204,135	243,438

Cash and cash equivalents, ending	$ 345,845	$ 372,817

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 185,292

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2008	2007
Cash flows from operating activities:

Net income (loss)	$ (815,377)	$ (639,401)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	46,198	47,098
Distributions from Operating Partnerships	-	8,000
Share of Loss from Operating Partnerships	643,208	534,694
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(830)	-
(Decrease) Increase in accounts payable affiliates	27,776	2,584
Net cash (used in) provided by operating activities	(99,025)	(47,025)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(148,485)
Capital contributions paid to Operating Partnerships	(19,810)	(926,125)
(Advances to) repayments from Operating Partnerships	-	-
Investments	40,769	1,264,158

Net cash (used in) provided by investing activities	20,959	189,548

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,066)	142,523

Cash and cash equivalents, beginning	1,858,404	625,581

Cash and cash equivalents, ending	$ 1,780,338	$ 768,104

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 21,540

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 610,392

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ 25,689

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2008, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of June 30, 2008:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2008 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30, 2008 by contractual maturity are as follows:

Amortized Cost

Due in one year or less	$1,090,641
Due after one year	-
Total	$1,090,641

The fair market value of the securities is $1,091,779, the difference being an unrealized loss on securities available for sale of $1,138, as of June 30, 2008.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 97,089	$ 97,089
Series 48	59,595	59,595
Series 49	127,776	127,584
Total	$ 284,460	$ 284,268

The fund management fees paid for the quarters ended June 30, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 100,000	$ 75,000
Series 48	50,000	-
Series 49	100,000	125,000
Total	$ 250,000	$ 200,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2008 and 2007 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2008 and 2007 is as follows:
	2008	2007
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2008.

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Total 2008	Total 2007

Revenues
Rental	$ 4,853,427	$ 4,243,322
Interest and other	188,811	142,409
	5,042,238	4,385,731

Expenses
Interest	1,326,698	1,339,201
Depreciation and amortization	1,958,111	1,565,264
Operating expenses	2,981,927	2,689,908
	6,266,736	5,594,373

NET LOSS	$(1,224,498)	$(1,208,642)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,212,253)	$(1,196,557)

Net loss allocated to other Partners	$ (12,245)	$ (12,085)

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2008

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Series 47 2008	Series 47 2007

Revenues
Rental	$ 1,936,073	$ 1,710,312
Interest and other	64,835	35,807
	2,000,908	1,746,119

Expenses
Interest	499,412	566,250
Depreciation and amortization	635,008	458,011
Operating expenses	1,204,459	1,042,982
	2,338,879	2,067,243

NET LOSS	$ (337,971)	$ (321,124)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (334,591)	$ (317,913)

Net loss allocated to other Partners	$ (3,380)	$ (3,211)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Series 48 2008	Series 48 2007

Revenues
Rental	$ 1,095,262	$ 1,001,030
Interest and other	41,417	36,485
	1,136,679	1,037,515

Expenses
Interest	298,483	340,057
Depreciation and amortization	444,857	463,554
Operating expenses	630,161	581,327
	1,373,501	1,384,938

NET LOSS	$ (236,822)	$ (347,423)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (234,454)	$ (343,950)

Net loss allocated to other Partners	$ (2,368)	$ (3,473)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Series 49 2008	Series 49 2007

Revenues
Rental	$ 1,822,092	$ 1,531,980
Interest and other	82,559	70,117
	1,904,651	1,602,097

Expenses
Interest	528,803	432,894
Depreciation and amortization	878,246	643,699
Operating expenses	1,147,307	1,065,599
	2,554,356	2,142,192

NET LOSS	$ (649,705)	$ (540,095)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (643,208)	$ (534,694)

Net loss allocated to other Partners	$ (6,497)	$ (5,401)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended June 30, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2008 were $284,460 and total fund management fees accrued as of June 30, 2008, were $628,439. During the quarter ended June 30, 2008, $250,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2008.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended June 30, 2008, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of June 30, 2008. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended June 30, 2008, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $490,876 as of June 30, 2008. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $335,019 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2008, Series 49 recorded capital contribution releases of $19,810. Series 49 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,279,971 as of June 30, 2008. Of the total amount outstanding, $2,094,592 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $185,379 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2008 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2008 are as follows:

	3 Months Fund Management Fee	3 Months Reporting Fee
Series 47	$ 97,089	$ -
Series 48	59,595	1,800
Series 49	127,776	2,476
	$284,460	$4,276

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 15 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 47 reflects a net loss from Operating Partnerships of $(337,971) and $(321,124), respectively, which includes depreciation and amortization of $635,008 and $458,011, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 98% in the second quarter of 2008, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, real estate taxes and insurance. Of the 200 units at this property, only 62 have rental assistance and the operating general partner has found it difficult to compete with fully rent-assisted properties nearby. This property is in a very competitive market; competing properties offer significant specials to gain and retain occupants. In addition, this property does not have a swimming pool or washer/dryer hook-ups like many competitors. In response to the competition, management has intensified its leasing efforts by using concessions and other incentives, such as one month rent-free and increased resident referral rewards. Management feels that it is necessary to continue to offer concessions despite the strong occupancy. Administrative expenses were higher than budgeted due to an increase in the cost of health insurance and other benefits. Real estate taxes increased by $31,537, an increase of 49.9% in 2007. The operating general partner has appealed the tax increase, but has not realized any significant savings. The property's insurance premium increased by $35,133, an increase of 40% in 2007. Management expects a slight reduction in insurance in 2008. Through the second quarter of 2008, the property continues to operate below breakeven. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit, provided however that the operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Series 48

As of June 30, 2008 and 2007, the average Qualified Occupancy was 100% and 100%, respectively. The series had a total of 11 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 48 reflects a net loss from Operating Partnerships of $(236,822) and $(347,423), respectively, which includes depreciation and amortization of $444,857 and $463,554, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, KS. Occupancy averaged 88% in the first and second quarters of 2008, down from an average occupancy of 93% in 2007. The reduction in occupancy is due to some of the residents' need for assisted living housing and other affordable housing in the area. The local economy in Emporia has experienced negative effects due to two of the largest employers reducing work force by approximately 2,500 jobs. The loss of jobs in the area has made it difficult for seniors to sell their homes. Three applicants on the waitlist are financially unable to move into Wyndam Place, as they are unable to sell their homes. The property rents are also higher than the fair market rents as stated by the operating general partner, which has caused other potential applicants to rent from the local housing authority at lower rents. Expenses are above the budgeted amounts due to unanticipated audit and administrative expenses that were not properly accrued and paid by the prior management company. Utility costs are higher than anticipated due to the vacant units and winter usage paid in the second quarter of 2008. Taxes have also increased and the general partner has appealed the valuation for 2008. The operating general partner has funded deficits to date and the mortgage payments, taxes, and insurance are all current. The operating general partner is currently paying down past due invoices as funds are available and believes that operations will improve with time and increased efforts to reduce expenses and increase occupancy.

Series 49

As of June 30, 2008 and 2007, the average Qualified Occupancy was 100% and 94.7%, respectively. The series had a total of 24 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the thee month period ended June 30, 2008 and 2007, Series 49 reflects a net loss from Operating Partnerships of $(649,705) and $(540,095), respectively, which includes depreciation and amortization of $878,246 and $643,699, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period, but construction was completed in July of 2007, six months behind schedule. Due to delays in the fourth quarter of 2006, the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. As of June 30, 2008, occupancy is 100%. The investment general partner conducted a site visit of this property in December 2007, and found that the property is built well and is in a highly sought-after residence in the area. The property maintains strong occupancy, but continues to operate with a cash flow deficit. The management staff was professional, personable, and files were well maintained.

The Gardens of Athens, LP (The Gardens of Athens) is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007 and 99% through the second quarter of 2008. The property operated above breakeven in 2007, as well as the first half of 2008. Despite strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions of the term of the construction loan, the original permanent lender, which is the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default, due to an expiration of the latest extension. The operating general partner is currently in discussions with the construction lender and foreclosure proceedings have not yet begun. The operating general partner is also in discussions with a potential new permanent mortgage lender.

This property is part of a portfolio that includes several troubled properties. The operating general partner is exploring a number of alternatives to raise cash and recapitalize the portfolio. The investment general partner is allowing the operating general partner 60-90 days to demonstrate progress with this recapitalization plan. If the operating general partner has not made progress by September 2008, the investment general partner will seek a replacement operating general partner with sufficient (i) financial resources to cover the gap between the construction loan and the permanent mortgage loan as originally underwritten and (ii) management resources to maintain strong operations. The investment general partner believes a replacement operating general partner can be identified and admitted by the fourth quarter of 2008.

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than six months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it had slipped to 87% by June 2008. The 2008 average occupancy through the second quarter was 89%. Operations were below breakeven for 2007 and have remained below breakeven for the first half of 2008. The property has not yet converted the construction loan to permanent financing and the construction lender (also the permanent lender) issued a default notice on August 20, 2007, for violations of several covenants of the loan agreement, including, but not limited to (i) keeping the property free of liens, (ii) timely payment of real estate taxes, and (iii) maintaining reserves at required levels and obtaining lender approval for withdrawals from such reserves. The operating general partner is currently in discussions with the construction lender and no foreclosure proceedings have begun. In the second quarter of 2007, one of the subcontractors for the construction of the property filed a lien for non-payment of the construction retainage. In the fourth quarter of 2007, the subcontractor filed for arbitration which, in February 2008, resulted in a settlement award to the subcontractor of approximately $310,000. The settlement payment has not yet been made and accrues interest until paid in full. The operating general partner is attempting to enter into a long-term payment plan with the subcontractor for the settlement award, but agreement on such a plan has not yet been reached.

This property is part of a portfolio, which includes several troubled properties. The operating general partner is exploring a number of alternatives to raise cash and recapitalize the portfolio. The investment general partner is allowing the operating general partner 60-90 days to demonstrate progress with this recapitalization plan. If the operating general partner has not made progress by September 2008, the investment general partner will seek a replacement operating general partner with sufficient (i) financial resources to cover operating deficits and convert to permanent financing and (ii) management resources to maintain strong operations. The investment general partner believes a replacement operating general partner can be identified and admitted by the fourth quarter of 2008.

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

In February 2007 the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141 R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund's financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4T	Controls & Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 14, 2008		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

August 14, 2008	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.