Form 10-Q
period 2008-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2008-11-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital (Deficit)	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33-40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4T. Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	42

Signatures	43

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$66,692,085	$69,252,590

OTHER ASSETS

Cash and cash equivalents	3,200,778	2,254,324
Investments	-	1,527,282
Notes receivable	1,637,077	1,637,077
Acquisition costs net	8,463,857	8,641,438
Other assets	960,955	960,955
	$80,954,752	$84,273,666

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 2,811
Accounts payable affiliates	662,899	593,979
Capital contributions payable	3,059,592	3,079,402
	3,723,334	3,676,192

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	77,299,543	80,672,716
General Partner	(68,125)	(59,671)
Accumulated other
comprehensive income (loss)	-	(15,571)
	77,231,418	80,597,474
	$80,954,752	$84,273,666

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,560,979	$18,281,871

OTHER ASSETS
Cash and cash equivalents	547,916	191,785
Investments	-	544,062
Notes receivable	155,857	155,857
Acquisition costs net	2,494,745	2,547,797
Other assets	43,989	43,989
	$20,803,486	$21,765,361

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 954
Accounts payable affiliates	295,885	276,707
Capital contributions payable	288,745	288,745
	585,015	566,406

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	20,244,633	21,228,156
General Partner	(26,162)	(23,697)
Accumulated other
comprehensive income (loss)	-	(5,504)
	20,218,471	21,198,955
	$20,803,486	$21,765,361

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,842,105	$12,369,432

OTHER ASSETS
Cash and cash equivalents	680,230	204,135
Investments	-	612,594
Notes receivable	155,857	155,857
Acquisition costs net	1,679,491	1,714,652
Other assets	43,989	43,989
	$14,401,672	$15,100,659

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 684
Accounts payable affiliates	295,950	301,760
Capital contributions payable	490,876	490,876
	786,941	793,320

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	13,631,456	14,328,767
General Partner	(16,725)	(14,977)
Accumulated other
comprehensive income (loss)	-	(6,451)
	13,614,731	14,307,339
	$14,401,672	$15,100,659

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$37,289,001	$38,601,287

OTHER ASSETS
Cash and cash equivalents	1,972,632	1,858,404
Investments	-	370,626
Notes receivable	1,325,363	1,325,363
Acquisition costs net	4,289,621	4,378,989
Other assets	872,977	872,977
	$45,749,594	$47,407,646

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 1,173
Accounts payable affiliates	71,064	15,512
Capital contributions payable	2,279,971	2,299,781
	2,351,378	2,316,466

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	43,423,454	45,115,793
General Partner	(25,238)	(20,997)
Accumulated other
comprehensive income (loss)	-	(3,616)
	43,398,216	45,091,180
	$45,749,594	$47,407,646

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 45,810	$ 188,147
Other income	43	199
	45,853	188,346

Share of income (loss) from Operating Partnerships(Note D)	(1,341,332)	(1,202,572)

Expenses
Professional fees	98,170	87,520
Fund management fee (Note C)	259,259	270,842
Amortization	91,698	93,048
General and administrative expenses	28,206	48,482
	477,333	499,892

NET INCOME (LOSS)	$(1,772,812)	$(1,514,118)

Net income (loss) allocated to assignees	$(1,768,380)	$(1,510,333)

Net income (loss) allocated to general partner	$ (4,432)	$ (3,785)

Net income (loss) per BAC	$ (.15)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2008	2007

Income
Interest income	$ 12,490	$ 71,302
Other income	43	-
	12,533	71,302

Share of income (loss) from Operating Partnerships(Note D)	(384,244)	(345,370)

Expenses
Professional fees	24,731	25,183
Fund management fee (Note C)	81,469	91,463
Amortization	27,554	27,554
General and administrative expenses	9,236	14,501
	142,990	158,701

NET INCOME (LOSS)	$ (514,701)	$ (432,769)

Net income (loss) allocated to assignees	$ (513,414)	$ (431,687)

Net income (loss) allocated to general partner	$ (1,287)	$ (1,082)

Net income (loss) per BAC	$ (.15)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2008	2007

Income
Interest income	$ 15,603	$ 68,077
Other income	-	-
	15,603	68,077

Share of income (loss) from Operating Partnerships(Note D)	(292,141)	(304,118)

Expenses
Professional fees	22,787	21,542
Fund management fee (Note C)	52,062	52,175
Amortization	17,946	17,946
General and administrative expenses	7,575	11,269
	100,370	102,932

NET INCOME (LOSS)	$ (376,908)	$ (338,973)

Net income (loss) allocated to assignees	$ (375,966)	$ (338,126)

Net income (loss) allocated to general partner	$ (942)	$ (847)

Net income (loss) per BAC	$ (.16)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2008	2007

Income
Interest income	$ 17,717	$ 48,768
Other income	-	199
	17,717	48,967

Share of income (loss) from Operating Partnerships(Note D)	(664,947)	(553,084)

Expenses
Professional fees	50,652	40,795
Fund management fee (Note C)	125,728	127,204
Amortization	46,198	47,548
General and administrative expenses	11,395	22,712
	233,973	238,259

NET INCOME (LOSS)	$ (881,203)	$ (742,376)

Net income (loss) allocated to assignees	$ (879,000)	$ (740,520)

Net income (loss) allocated to general partner	$ (2,203)	$ (1,856)

Net income (loss) per BAC	$ (.15)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 61,277	$ 343,326
Other income	43	6,799
	61,320	350,125

Share of income (loss) from Operating Partnerships(Note D)	(2,553,585)	(2,399,129)

Expenses
Professional fees	104,125	106,432
Fund management fee (Note C)	539,443	527,432
Amortization	183,398	185,648
General and administrative expenses	62,396	74,034
	889,362	893,546

NET INCOME (LOSS)	$(3,381,627)	$(2,942,550)

Net income (loss) allocated to assignees	$(3,373,173)	$(2,935,194)

Net income (loss) allocated to general partner	$ (8,454)	$ (7,356)

Net income (loss) per BAC	$ (.29)	$ (.25)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2008	2007

Income
Interest income	$ 13,991	$ 119,603
Other income	43	-
	14,034	119,603

Share of income (loss) from Operating Partnerships(Note D)	(718,835)	(663,283)

Expenses
Professional fees	27,208	31,495
Fund management fee (Note C)	178,558	181,068
Amortization	55,109	55,109
General and administrative expenses	20,312	20,878
	281,187	288,550

NET INCOME (LOSS)	$ (985,988)	$ (832,230)

Net income (loss) allocated to assignees	$ (983,523)	$ (830,149)

Net income (loss) allocated to general partner	$ (2,465)	$ (2,081)

Net income (loss) per BAC	$ (.28)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2008	2007

Income
Interest income	$ 17,281	$ 108,155
Other income	-	-
	17,281	108,155

Share of income (loss) from Operating Partnerships(Note D)	(526,595)	(648,068)

Expenses
Professional fees	25,268	25,959
Fund management fee (Note C)	109,857	111,770
Amortization	35,893	35,893
General and administrative expenses	18,727	15,008
	189,745	188,630

NET INCOME (LOSS)	$ (699,059)	$ (728,543)

Net income (loss) allocated to assignees	$ (697,311)	$ (726,722)

Net income (loss) allocated to general partner	$ (1,748)	$ (1,821)

Net income (loss) per BAC	$ (.30)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2008	2007

Income
Interest income	$ 30,005	$ 115,568
Other income	-	6,799
	30,005	122,367

Share of income (loss) from Operating Partnerships(Note D)	(1,308,155)	(1,087,778)

Expenses
Professional fees	51,649	48,978
Fund management fee (Note C)	251,028	234,594
Amortization	92,396	94,646
General and administrative expenses	23,357	38,148
	418,430	416,366

NET INCOME (LOSS)	$(1,696,580)	$(1,381,777)

Net income (loss) allocated to assignees	$(1,692,339)	$(1,378,323)

Net income (loss) allocated to general partner	$ (4,241)	$ (3,454)

Net income (loss) per BAC	$ (.28)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total

Partners' capital (deficit) April 1, 2008	$ 80,672,716	$ (59,671)	$ (15,571)		$ 80,597,474

Net income (loss)	(3,373,173)	(8,454)	-	(3,381,627)	(3,381,627)

Unrealized gain (loss) on securities available for sale	-	-	15,571	15,571	15,571

Total comprehensive income (loss)				$(3,366,056)

Partners' capital (deficit), September 30, 2008	$ 77,299,543	$ (68,125)	$ -		$ 77,231,418

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 47
Partners' capital (deficit) April 1, 2008	$21,228,156	$ (23,697)	$ (5,504)		$21,198,955

Net income (loss)	(983,523)	(2,465)	-	(985,988)	(985,988)

Unrealized gain (loss) on securities available for sale	-	-	5,504	5,504	5,504

Total comprehensive income (loss)				$(980,484)

Partners' capital (deficit), September 30, 2008	$20,244,633	$ (26,162)	$ -		$20,218,471

Series 48
Partners' capital (deficit) April 1, 2008	$14,328,767	$ (14,977)	$ (6,451)		$14,307,339

Net income (loss)	(697,311)	(1,748)	-	(699,059)	(699,059)

Unrealized gain (loss) on securities available for sale	-	-	6,451	6,451	6,451

Total comprehensive income (loss)				$(692,608)

Partners' capital (deficit), September 30, 2008	$13,631,456	$ (16,725)	$ -		$13,614,731

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 49
Partners' capital (deficit) April 1, 2008	$ 45,115,793	$(20,997)	$ (3,616)		$ 45,091,180

Net income (loss)	(1,692,339)	(4,241)	-	(1,696,580)	(1,696,580)

Unrealized gain (loss) on securities available for sale	-	-	3,616	3,616	3,616

Total comprehensive income (loss)				$(1,692,964)

Partners' capital (deficit), September 30, 2008	$ 43,423,454	$(25,238)	$ -		$ 43,398,216

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(3,381,627)	$(2,942,550)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	183,398	185,648
Distributions from Operating Partnerships	1,103	12,929
Share of Loss from Operating Partnerships	2,553,585	2,399,129
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,968)	-
Decrease (Increase) in accounts receivable	-	52,140
(Decrease) Increase in accounts payable affiliates	68,920	243,310

Net cash (used in) provided by operating activities	(576,589)	(49,394)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(148,485)
Capital contributions paid to Operating Partnerships	(19,810)	(2,203,606)
(Advances to) repayments from Operating Partnerships	-	(979,123)
Investments	1,542,853	4,413,528

Net cash (used in) provided by investing activities	1,523,043	1,082,314

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	946,454	1,032,920

Cash and cash equivalents, beginning	2,254,324	1,336,613

Cash and cash equivalents, ending	$ 3,200,778	$ 2,369,533

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 61,008

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.
	$ -	$ 1,465,671

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ 438,155

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2008	2007
Cash flows from operating activities:

Net income (loss)	$ (985,988)	$ (832,230)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	55,109	55,109
Distributions from Operating Partnerships	-	929
Share of Loss from Operating Partnerships	718,835	663,283
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(569)	-
Decrease (Increase) in accounts receivable	-	(43,989)
(Decrease) Increase in accounts payable affiliates	19,178	119,178

Net cash (used in) provided by operating activities	(193,435)	(37,720)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(717,491)
(Advances to) repayments from Operating Partnerships	-	(310,606)
Investments	549,566	867,432

Net cash (used in) provided by investing activities	549,566	(160,665)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356,131	(198,385)

Cash and cash equivalents, beginning	191,785	467,594

Cash and cash equivalents, ending	$ 547,916	$ 269,209

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2008	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 427,639

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ 148,858

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2008	2007
Cash flows from operating activities:

Net income (loss)	$ (699,059)	$ (728,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	35,893	35,893
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	526,595	648,068
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(569)	-
Decrease (Increase) in accounts receivable	-	(43,989)
(Decrease) Increase in accounts payable affiliates	(5,810)	119,190
Net cash (used in) provided by operating activities	(142,950)	30,619

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(218,047)
(Advances to) repayments from Operating Partnerships	-	(155,858)
Investments	619,045	472,102

Net cash (used in) provided by investing activities	619,045	98,197

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	476,095	128,816

Cash and cash equivalents, beginning	204,135	243,438

Cash and cash equivalents, ending	$ 680,230	$ 372,254

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 427,640

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ 82,963

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(1,696,580)	$(1,381,777)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	92,396	94,646
Distributions from Operating Partnerships	1,103	12,000
Share of Loss from Operating Partnerships	1,308,155	1,087,778
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(830)	-
Decrease (Increase) in accounts receivable	-	140,118
(Decrease) Increase in accounts payable affiliates	55,552	4,942
Net cash (used in) provided by operating activities	(240,204)	(42,293)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(148,485)
Capital contributions paid to Operating Partnerships	(19,810)	(1,268,068)
(Advances to) repayments from Operating Partnerships	-	(512,659)
Investments	374,242	3,073,994

Net cash (used in) provided by investing activities	354,432	1,144,782

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,228	1,102,489

Cash and cash equivalents, beginning	1,858,404	625,581

Cash and cash equivalents, ending	$ 1,972,632	$ 1,728,070

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 61,008

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 610,392

The Fund has decreased its investments in operating limited partnerships and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$ -	$ 206,334

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2008, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of September 30, 2008:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2008 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds. As of September 30, 2008, all of the investment securities have been sold.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 97,089	$ 97,089
Series 48	59,595	59,595
Series 49	127,776	127,614
Total	$ 284,460	$ 284,298

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - continued

The fund management fees paid for the quarters ended September 30, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 75,000	$ -
Series 48	75,000	-
Series 49	100,000	125,256
Total	$ 250,000	$ 125,256

The fund management fees paid for the six months ended September 30, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 175,000	$ 75,000
Series 48	125,000	-
Series 49	200,000	250,256
Total	$ 500,000	$ 325,256

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2008 and 2007 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2008 and 2007 is as follows:
	2008	2007
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2008.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Total 2008	Total 2007

Revenues
Rental	$ 9,731,365	$ 8,726,103
Interest and other	434,881	347,915
	10,166,246	9,074,018

Expenses
Interest	2,614,960	2,650,935
Depreciation and amortization	3,954,831	3,240,659
Operating expenses	6,175,833	5,605,785
	12,745,624	11,497,379

NET LOSS	$(2,579,378)	$(2,423,361)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(2,553,585)	$(2,399,129)

Net loss allocated to other Partners	$ (25,793)	$ (24,232)

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2008

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 47 2008	Series 47 2007

Revenues
Rental	$ 3,937,774	$ 3,564,295
Interest and other	140,110	110,058
	4,077,884	3,674,353

Expenses
Interest	996,121	1,130,387
Depreciation and amortization	1,285,530	982,392
Operating expenses	2,522,329	2,231,556
	4,803,980	4,344,335

NET LOSS	$ (726,096)	$ (669,982)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (718,835)	$ (663,283)

Net loss allocated to other Partners	$ (7,261)	$ (6,699)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 48 2008	Series 48 2007

Revenues
Rental	$ 2,186,715	$ 2,085,580
Interest and other	78,718	77,911
	2,265,433	2,163,491

Expenses
Interest	576,324	667,786
Depreciation and amortization	884,534	945,912
Operating expenses	1,336,488	1,204,406
	2,797,346	2,818,104

NET LOSS	$ (531,913)	$ (654,613)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (526,595)	$ (648,068)

Net loss allocated to other Partners	$ (5,318)	$ (6,545)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 49 2008	Series 49 2007

Revenues
Rental	$ 3,606,876	$ 3,076,228
Interest and other	216,053	159,946
	3,822,929	3,236,174

Expenses
Interest	1,042,515	852,762
Depreciation and amortization	1,784,767	1,312,355
Operating expenses	2,317,016	2,169,823
	5,144,298	4,334,940

NET LOSS	$(1,321,369)	$(1,098,766)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,308,155)	$(1,087,778)

Net loss allocated to other Partners	$ (13,214)	$ (10,988)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2008 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2008 were $284,460 and total fund management fees accrued as of September 30, 2008, were $662,899. During the quarter ended September 30, 2008, $250,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2008.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended September 30, 2008, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of September 30, 2008. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended September 30, 2008, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $490,876 as of September 30, 2008. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $335,019 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2008, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,279,971 as of September 30, 2008. Of the total amount outstanding, $2,094,592 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $185,379 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2008 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2008 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee	6 Months Fund Management Fee	6 Months Reporting Fee
Series 47	$ 97,089	$15,620	$194,178	$15,620
Series 48	59,595	7,533	119,190	9,333
Series 49	127,776	2,048	255,552	4,524
	$284,460	$25,201	$568,920	$29,477

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 47 reflects a net loss from Operating Partnerships of $(726,096) and $(669,982), respectively, which includes depreciation and amortization of $1,285,530 and $982,392, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in the third quarter of 2008, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, real estate taxes and insurance. Of the 200 units at this property, only 62 have rental assistance and the operating general partner has found it difficult to compete with fully rent-assisted properties nearby. This property is in a very competitive market; competing properties offer significant specials to gain and retain occupants. In addition, this property does not have a swimming pool or washer/dryer hook-ups like many competitors. In response to the competition, management has intensified its leasing efforts by using concessions and other incentives, such as one month rent-free and increased resident referral rewards. Management feels that it is necessary to continue to offer concessions despite the strong occupancy.

Due to an increase in the cost of health insurance and other benefits the administrative expenses were higher than budgeted. The real estate taxes increased by $31,537, an increase of 49.9% in 2007. The operating general partner has appealed the tax increase, but has not realized any significant savings. The property's insurance premium increased by $35,133, an increase of 40% in 2007. Management expects a slight reduction in insurance in 2008. Through the third quarter of 2008, the property continues to operate below breakeven. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit provided; however, the operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Series 48

As of September 30, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 11 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 48 reflects a net loss from Operating Partnerships of $(531,913) and $(654,613), respectively, which includes depreciation and amortization of $884,534 and $945,912, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, KS. The investment general partner conducted a site visit in August 2008, and concluded that the property has a very favorable physical appearance and good curb appeal. Occupancy has averaged 88% through August 2008, down from an average occupancy of 93% in 2007. The reduction in occupancy is due to some of the residents' need for assisted living housing and other affordable housing choices in the area. The local economy in Emporia has experienced negative effects due to two of the largest employers reducing work force by approximately 2,600 jobs. The loss of jobs in the area has made it difficult for seniors to sell their homes. Three applicants on the waitlist are financially unable to move into Wyndam Place, as they are unable to sell their homes. The property rents are also higher than the fair market rents as stated by the operating general partner, which has caused other potential applicants to rent from the local housing authority at lower rents. Expenses are above the budgeted amounts due to unanticipated audit and administrative expenses that were not properly accrued and paid by the prior management company. Taxes have increased and the operating general partner has appealed the valuation for 2008. The operating general partner has funded deficits to date and the mortgage payments, taxes, and insurance are all current. The operating general partner is currently paying down past due invoices as funds are available, and believes that operations will improve with time and increased efforts to reduce expenses and increase occupancy. The property has been unable to meet rental achievement due to operations and the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to this original underwritten level.

Series 49

As of September 30, 2008 and 2007, the average Qualified Occupancy was 100% and 97.7%, respectively. The series had a total of 24 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 49 reflects a net loss from Operating Partnerships of $(1,321,369) and $(1,098,766), respectively, which includes depreciation and amortization of $1,784,767 and $1,312,355, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period, but construction was completed in July of 2007, six months behind schedule. Due to the delays in the fourth quarter of 2006, the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. As of September 30, 2008, occupancy is 100%. The investment general partner conducted a site visit of this property in October 2008, and found that the property is very well maintained and is a highly sought-after residence for senior in the area. The conversion of the construction loan to permanent mortgage is expected in December 2008.

The Gardens of Athens, LP (The Gardens of Athens) is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007 and through the third quarter of 2008. The property operated above breakeven in 2007, but slightly below breakeven for the first three quarters of 2008. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which is also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan to September 30, 2008. The operating general partner is currently in discussions with the construction lender regarding a further extension. Foreclosure proceedings have not yet begun. The operating general partner was also in discussions with a potential new permanent mortgage lender; however, to date the operating general partner has been unable to identify a replacement permanent lender. In addition, the operating partnership is delinquent on its 2007 real estate taxes, which were paid by October 31, 2008 to avoid a lien on the property. In an effort to delay further proceedings by the tax authority, the construction lender has agreed to pay the taxes and add the amount of approximately $20,000 to the principal balance of the construction loan.

This property is part of a portfolio which includes several troubled properties. The operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio and the investment general partner allowed the operating general partner 60-90 days to demonstrate progress with this recapitalization plan; however, the operating general partner had not made progress by September 2008. As a result, the investment general partner is seeking a replacement operating general partner with sufficient (i) financial resources to cover the gap between the construction loan and the permanent mortgage loan as originally underwritten and (ii) management resources to maintain strong operations. If a replacement operating general partner is not identified by the end of the fourth quarter 2008, the investment general partner intends to replace the current operating general partner with an affiliate of the investment general partner and keep this affiliate in place until an unrelated third party replacement operating general partner can be identified.

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than six months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it slipped to 87% by June 2008. The 2008 average occupancy through the third quarter of 2008 was 89%. Operations were below breakeven for 2007 and have remained below breakeven for the first three quarters of 2008. The property has not yet converted the construction loan to permanent financing and the construction lender (also the permanent lender) issued a default notice on August 20, 2007, for violations of several covenants of the loan agreement, including, but not limited to (i) keeping the property free of liens, (ii) timely payment of real estate taxes, and (iii) maintaining reserves at required levels and obtaining lender approval for withdrawals from such reserves. The operating general partner is currently in discussions with the construction lender and no foreclosure proceedings have begun. In the second quarter of 2007, one of the subcontractors for the construction of the property filed a lien for non-payment of the construction retainage. In the fourth quarter of 2007, the subcontractor filed for arbitration which, in February 2008, resulted in a settlement award to the subcontractor of approximately $310,000. The settlement payment has not yet been made and accrues interest until paid in full. The operating general partner is attempting to enter into a long-term payment plan with the subcontractor for the settlement award, but agreement on such a plan has not yet been reached.

This property is part of a portfolio, which includes several troubled properties. The operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio and the investment general partner allowed the operating general partner 60-90 days to demonstrate progress with this recapitalization plan; however, the operating general partner had not made progress by September 2008. As a result, the investment general partner is seeking a replacement operating general partner with sufficient (i) financial resources to cover operating deficits and convert to permanent financing and (ii) management resources to maintain strong operations. If a replacement operating general partner is not identified by the end of the fourth quarter 2008, the investment general partner intends to replace the current operating general partner with an affiliate of the investment general parnter and keep this affiliate in place until an unrelated third party replacement operating general partner can be identified.

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

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund's financial statements.
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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 14, 2008		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.
John P. Manning

November 14, 2008	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.