Form 10-Q
period 2008-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2009-02-17
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital (Deficit)	15-17
Statements of Cash Flows	18-25
Notes to Financial Statements	26-33

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4T. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$65,401,145	$69,252,590

OTHER ASSETS

Cash and cash equivalents	3,172,658	2,254,324
Investments	-	1,527,282
Notes receivable	1,637,077	1,637,077
Acquisition costs net	8,375,066	8,641,438
Other assets	960,955	960,955
	$79,546,901	$84,273,666

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 2,811
Accounts payable affiliates	947,356	593,979
Capital contributions payable	3,065,926	3,079,402
	4,014,125	3,676,192

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	75,605,148	80,672,716
General Partner	(72,372)	(59,671)
Accumulated other
comprehensive income (loss)	-	(15,571)
	75,532,776	80,597,474
	$79,546,901	$84,273,666

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 47

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,153,151	$18,281,871

OTHER ASSETS
Cash and cash equivalents	538,481	191,785
Investments	-	544,062
Notes receivable	155,857	155,857
Acquisition costs net	2,468,219	2,547,797
Other assets	43,989	43,989
	$20,359,697	$21,765,361

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 954
Accounts payable affiliates	392,971	276,707
Capital contributions payable	288,745	288,745
	682,101	566,406

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	19,705,110	21,228,156
General Partner	(27,514)	(23,697)
Accumulated other
comprehensive income (loss)	-	(5,504)
	19,677,596	21,198,955
	$20,359,697	$21,765,361

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 48

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,592,783	$12,369,432

OTHER ASSETS
Cash and cash equivalents	673,079	204,135
Investments	-	612,594
Notes receivable	155,857	155,857
Acquisition costs net	1,661,911	1,714,652
Other assets	43,989	43,989
	$14,127,619	$15,100,659

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 684
Accounts payable affiliates	355,545	301,760
Capital contributions payable	490,876	490,876
	846,536	793,320

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	13,298,642	14,328,767
General Partner	(17,559)	(14,977)
Accumulated other
comprehensive income (loss)	-	(6,451)
	13,281,083	14,307,339
	$14,127,619	$15,100,659

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
BALANCE SHEETS

Series 49

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$36,655,211	$38,601,287

OTHER ASSETS
Cash and cash equivalents	1,961,098	1,858,404
Investments	-	370,626
Notes receivable	1,325,363	1,325,363
Acquisition costs net	4,244,936	4,378,989
Other assets	872,977	872,977
	$45,059,585	$47,407,646

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 1,173
Accounts payable affiliates	198,840	15,512
Capital contributions payable	2,286,305	2,299,781
	2,485,488	2,316,466

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	42,601,396	45,115,793
General Partner	(27,299)	(20,997)
Accumulated other
comprehensive income (loss)	-	(3,616)
	42,574,097	45,091,180
	$45,059,585	$47,407,646

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 15,466	$ 99,536
Other income	19,200	-
	34,666	99,536

Share of income (loss) from Operating Partnerships(Note D)	(1,294,365)	(837,039)

Expenses
Professional fees	34,197	20,512
Fund management fee (Note C)	275,607	264,994
Amortization	91,699	93,048
General and administrative expenses	37,440	64,102
	438,943	442,656

NET INCOME (LOSS)	$(1,698,642)	$(1,180,159)

Net income (loss) allocated to assignees	$(1,694,396)	$(1,177,208)

Net income (loss) allocated to general partner	$ (4,246)	$ (2,951)

Net income (loss) per BAC	$ (.14)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2008	2007

Income
Interest income	$ 2,735	$ 36,896
Other income	4,800	-
	7,535	36,896

Share of income (loss) from Operating Partnerships(Note D)	(406,800)	(103,218)

Expenses
Professional fees	4,421	7,299
Fund management fee (Note C)	97,086	90,159
Amortization	27,554	27,554
General and administrative expenses	12,550	20,531
	141,611	145,543

NET INCOME (LOSS)	$ (540,876)	$ (211,865)

Net income (loss) allocated to assignees	$ (539,524)	$ (211,335)

Net income (loss) allocated to general partner	$ (1,352)	$ (530)

Net income (loss) per BAC	$ (.16)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2008	2007

Income
Interest income	$ 3,419	$ 36,410
Other income	4,350	-
	7,769	36,410

Share of income (loss) from Operating Partnerships(Note D)	(248,955)	(238,632)

Expenses
Professional fees	4,349	5,413
Fund management fee (Note C)	59,595	51,143
Amortization	17,946	17,946
General and administrative expenses	10,570	17,555
	92,460	92,057

NET INCOME (LOSS)	$ (333,646)	$ (294,279)

Net income (loss) allocated to assignees	$ (332,812)	$ (293,543)

Net income (loss) allocated to general partner	$ (834)	$ (736)

Net income (loss) per BAC	$ (.14)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2008	2007

Income
Interest income	$ 9,312	$ 26,230
Other income	10,050	-
	19,362	26,230

Share of income (loss) from Operating Partnerships(Note D)	(638,610)	(495,189)

Expenses
Professional fees	25,427	7,800
Fund management fee (Note C)	118,926	123,692
Amortization	46,199	47,548
General and administrative expenses	14,320	26,016
	204,872	205,056

NET INCOME (LOSS)	$ (824,120)	$ (674,015)

Net income (loss) allocated to assignees	$ (822,060)	$ (672,330)

Net income (loss) allocated to general partner	$ (2,060)	$ (1,685)

Net income (loss) per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 76,742	$ 442,863
Other income	19,243	6,799
	95,985	449,662

Share of income (loss) from Operating Partnerships(Note D)	(3,847,950)	(3,236,168)

Expenses
Professional fees	138,321	126,944
Fund management fee (Note C)	815,049	792,426
Amortization	275,098	278,697
General and administrative expenses	99,836	138,137
	1,328,304	1,336,204

NET INCOME (LOSS)	$(5,080,269)	$(4,122,710)

Net income (loss) allocated to assignees	$(5,067,568)	$(4,112,404)

Net income (loss) allocated to general partner	$ (12,701)	$ (10,306)

Net income (loss) per BAC	$ (.43)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2008	2007

Income
Interest income	$ 16,726	$ 156,499
Other income	4,843	-
	21,569	156,499

Share of income (loss) from Operating Partnerships(Note D)	(1,125,635)	(766,501)

Expenses
Professional fees	31,629	38,794
Fund management fee (Note C)	275,643	271,227
Amortization	82,663	82,663
General and administrative expenses	32,862	41,408
	422,797	434,092

NET INCOME (LOSS)	$(1,526,863)	$(1,044,094)

Net income (loss) allocated to assignees	$(1,523,046)	$(1,041,484)

Net income (loss) allocated to general partner	$ (3,817)	$ (2,610)

Net income (loss) per BAC	$ (.44)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2008	2007

Income
Interest income	$ 20,699	$ 144,565
Other income	4,350	-
	25,049	144,565

Share of income (loss) from Operating Partnerships(Note D)	(775,550)	(886,700)

Expenses
Professional fees	29,617	31,372
Fund management fee (Note C)	169,452	162,913
Amortization	53,840	53,840
General and administrative expenses	29,297	32,563
	282,206	280,688

NET INCOME (LOSS)	$(1,032,707)	$(1,022,823)

Net income (loss) allocated to assignees	$(1,030,125)	$(1,020,266)

Net income (loss) allocated to general partner	$ (2,582)	$ (2,557)

Net income (loss) per BAC	$ (.45)	$ (.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2008	2007

Income
Interest income	$ 39,317	$ 141,799
Other income	10,050	6,799
	49,367	148,598

Share of income (loss) from Operating Partnerships(Note D)	(1,946,765)	(1,582,967)

Expenses
Professional fees	77,075	56,778
Fund management fee (Note C)	369,954	358,286
Amortization	138,595	142,194
General and administrative expenses	37,677	64,166
	623,301	621,424

NET INCOME (LOSS)	$(2,520,699)	$(2,055,793)

Net income (loss) allocated to assignees	$(2,514,397)	$(2,050,654)

Net income (loss) allocated to general partner	$ (6,302)	$ (5,139)

Net income (loss) per BAC	$ (.42)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total

Partners' capital (deficit) April 1, 2008	$ 80,672,716	$ (59,671)	$ (15,571)		$ 80,597,474

Net income (loss)	(5,067,568)	(12,701)	-	(5,080,269)	(5,080,269)

Unrealized gain (loss) on securities available for sale	-	-	15,571	15,571	15,571

Total comprehensive income (loss)				$(5,064,698)

Partners' capital (deficit), December 31, 2008	$ 75,605,148	$ (72,372)	$ -		$ 75,532,776

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 47
Partners' capital (deficit) April 1, 2008	$21,228,156	$ (23,697)	$ (5,504)		$21,198,955

Net income (loss)	(1,523,046)	(3,817)	-	(1,526,863)	(1,526,863)

Unrealized gain (loss) on securities available for sale	-	-	5,504	5,504	5,504

Total comprehensive income (loss)				$(1,521,359)

Partners' capital (deficit), December 31, 2008	$19,705,110	$ (27,514)	$ -		$19,677,596

Series 48
Partners' capital (deficit) April 1, 2008	$14,328,767	$ (14,977)	$ (6,451)		$14,307,339

Net income (loss)	(1,030,125)	(2,582)	-	(1,032,707)	(1,032,707)

Unrealized gain (loss) on securities available for sale	-	-	6,451	6,451	6,451

Total comprehensive income (loss)				$(1,026,256)

Partners' capital (deficit), December 31, 2008	$13,298,642	$ (17,559)	$ -		$13,281,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General partner	Accumulated other comprehensive income	Comprehensive income (loss)	Total
Series 49
Partners' capital (deficit) April 1, 2008	$ 45,115,793	$(20,997)	$ (3,616)		$ 45,091,180

Net income (loss)	(2,514,397)	(6,302)	-	(2,520,699)	(2,520,699)

Unrealized gain (loss) on securities available for sale	-	-	3,616	3,616	3,616

Total comprehensive income (loss)				$(2,517,083)

Partners' capital (deficit), December 31, 2008	$ 42,601,396	$(27,299)	$ -		$ 42,574,097

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(5,080,269)	$(4,122,710)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	275,098	278,697
Distributions from Operating Partnerships	1,103	16,889
Share of Loss from Operating Partnerships	3,847,950	3,236,168
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,968)	-
Decrease (Increase) in accounts receivable	-	232,899
(Decrease) Increase in accounts payable affiliates	353,377	(22,598)

Net cash (used in) provided by operating activities	(604,709)	(380,655)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(148,485)
Capital contributions paid to Operating Partnerships	(19,810)	(2,608,077)
(Advances to) repayments from Operating Partnerships	-	(754,423)
Investments	1,542,853	4,934,974

Net cash (used in) provided by investing activities	1,523,043	1,423,989

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	918,334	1,043,334

Cash and cash equivalents, beginning	2,254,324	1,336,613

Cash and cash equivalents, ending	$ 3,172,658	$ 2,379,947

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 61,008

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.
	$ -	$ 2,397,572

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.

	$ 6,334	$ 783,934

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(1,526,863)	$(1,044,094)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	82,663	82,663
Distributions from Operating Partnerships	-	929
Share of Loss from Operating Partnerships	1,125,635	766,501
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(569)	-
Decrease (Increase) in accounts receivable	-	(43,989)
(Decrease) Increase in accounts payable affiliates	116,264	41,267

Net cash (used in) provided by operating activities	(202,870)	(196,723)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(914,805)
(Advances to) repayments from Operating Partnerships	-	(131,158)
Investments	549,566	1,024,453

Net cash (used in) provided by investing activities	549,566	(21,510)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	346,696	(218,233)

Cash and cash equivalents, beginning	191,785	467,594

Cash and cash equivalents, ending	$ 538,481	$ 249,361

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 893,590

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 249,532

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(1,032,707)	$(1,022,823)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	53,840	53,840
Distributions from Operating Partnerships	-	3,960
Share of Loss from Operating Partnerships	775,550	886,700
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(569)	-
Decrease (Increase) in accounts receivable	-	(43,989)
(Decrease) Increase in accounts payable affiliates	53,785	128,785
Net cash (used in) provided by operating activities	(150,101)	6,473

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	-
Capital contributions paid to Operating Partnerships	-	(192,628)
(Advances to) repayments from Operating Partnerships	-	(155,857)
Investments	619,045	473,485

Net cash (used in) provided by investing activities	619,045	125,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	468,944	131,473

Cash and cash equivalents, beginning	204,135	243,438

Cash and cash equivalents, ending	$ 673,079	$ 374,911

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2008	2007
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limted partnerships.	$ -	$ 893,590

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 183,637

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2008	2007
Cash flows from operating activities:

Net income (loss)	$(2,520,699)	$(2,055,793)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	138,595	142,194
Distributions from Operating Partnerships	1,103	12,000
Share of Loss from Operating Partnerships	1,946,765	1,582,967
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(830)	-
Decrease (Increase) in accounts receivable	-	320,877
(Decrease) Increase in accounts payable affiliates	183,328	(192,650)
Net cash (used in) provided by operating activities	(251,738)	(190,405)

Cash flows from investing activities:

Acquisition costs repaid (paid) for Operating Partnerships acquired or to be acquired	-	(148,485)
Capital contributions paid to Operating Partnerships	(19,810)	(1,500,644)
(Advances to) repayments from Operating Partnerships	-	(467,408)
Investments	374,242	3,437,036

Net cash (used in) provided by investing activities	354,432	1,320,499

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,694	1,130,094

Cash and cash equivalents, beginning	1,858,404	625,581

Cash and cash equivalents, ending	$ 1,961,098	$ 1,755,675

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

	$ 6,334	$ 350,765

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2008, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of December 31, 2008:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2008 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds. As of December 31, 2008, all of the investment securities have been sold.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 97,086	$ 97,089
Series 48	59,595	59,595
Series 49	127,776	127,662
Total	$ 284,457	$ 284,346

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - continued

The fund management fees paid for the quarters ended December 31, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ -	$ 175,000
Series 48	-	50,000
Series 49	-	325,255
Total	$ -	$ 550,255

The fund management fees paid for the nine months ended December 31, 2008 and 2007 are as follows:
	2008	2007
Series 47	$ 175,000	$ 250,000
Series 48	125,000	50,000
Series 49	200,000	575,510
Total	$ 500,000	$ 875,510

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2008 and 2007 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2008 and 2007 is as follows:
	2008	2007
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2008.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Total 2008	Total 2007

Revenues
Rental	$ 14,494,327	$ 13,821,396
Interest and other	662,106	536,201
	15,156,433	14,357,597

Expenses
Interest	3,853,968	4,081,445
Depreciation and amortization	6,000,715	5,116,414
Operating expenses	9,188,569	8,428,594
	19,043,252	17,626,453

NET LOSS	$(3,886,819)	$(3,268,856)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(3,847,950)	$(3,236,168)

Net loss allocated to other Partners	$ (38,869)	$ (32,688)

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 47 2008	Series 47 2007

Revenues
Rental	$ 5,869,563	$ 5,555,208
Interest and other	201,230	162,135
	6,070,793	5,717,343

Expenses
Interest	1,465,637	1,681,227
Depreciation and amortization	1,979,510	1,490,932
Operating expenses	3,762,651	3,319,427
	7,207,798	6,491,586

NET LOSS	$(1,137,005)	$ (774,243)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,125,635)	$ (766,501)

Net loss allocated to other Partners	$ (11,370)	$ (7,742)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 48 2008	Series 48 2007

Revenues
Rental	$ 3,186,322	$ 3,188,018
Interest and other	120,446	126,553
	3,306,768	3,314,571

Expenses
Interest	823,285	981,333
Depreciation and amortization	1,324,206	1,427,932
Operating expenses	1,942,661	1,800,962
	4,090,152	4,210,227

NET LOSS	$ (783,384)	$ (895,656)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (775,550)	$ (886,700)

Net loss allocated to other Partners	$ (7,834)	$ (8,956)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 49 2008	Series 49 2007

Revenues
Rental	$ 5,438,442	$ 5,078,170
Interest and other	340,430	247,513
	5,778,872	5,325,683

Expenses
Interest	1,565,046	1,418,885
Depreciation and amortization	2,696,999	2,197,550
Operating expenses	3,483,257	3,308,205
	7,745,302	6,924,640

NET LOSS	$(1,966,430)	$(1,598,957)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,946,765)	$(1,582,967)

Net loss allocated to other Partners	$ (19,665)	$ (15,990)

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2008 were $284,457 and total fund management fees accrued as of December 31, 2008, were $947,356. During the quarter ended December 31, 2008, none of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2008.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended December 31, 2008, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of December 31, 2008. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended December 31, 2008, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $490,876 as of December 31, 2008. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $335,019 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2008, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,286,305 as of December 31, 2008. Of the total amount outstanding, $2,094,592 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $191,713 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2008 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2008 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee	9 Months Fund Management Fee	9 Months Reporting Fee
Series 47	$ 97,086	$ -	$291,264	$15,621
Series 48	59,595	-	178,785	9,333
Series 49	127,776	8,850	383,328	13,374
	$284,457	$ 8,850	$853,377	$38,328

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 47 reflects a net loss from Operating Partnerships of $(1,125,635) and $(766,501), respectively, which includes depreciation and amortization of $1,979,510 and $1,490,932, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in the fourth quarter of 2008, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, real estate taxes and insurance. Of the 200 units at this property, only 62 have rental assistance and the operating general partner has found it difficult to compete with fully rent-assisted properties nearby. This property is in a very competitive market; competing properties offer significant specials to gain and retain occupants. In addition, this property does not have a swimming pool or washer/dryer hook-ups like many competitors. In response to the competition, management has intensified its leasing efforts by using concessions and other incentives, such as one month rent-free and increased resident referral rewards. Management feels that it is necessary to continue to offer concessions despite the strong occupancy.

Due to an increase in the cost of health insurance and other benefits the administrative expenses were higher than budgeted. The real estate taxes increased by $31,537, an increase of 49.9% in 2007 compare to 2006. The operating general partner has appealed the tax increase, but has not realized any significant savings. The property's insurance premium increased by $35,133, an increase of 40% in 2007 compared to 2006. In 2008 the property has experienced another increase in the real estate taxes and the property's insurance. Through the fourth quarter of 2008, the property continues to operate below breakeven. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit provided; however, the operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Marion Apartments-Osceola, LP (Village Glen Apartments) is a 32-unit family property located in Marion, MI. The 2007 occupancy averaged 89% and the property operated slightly below breakeven. While occupancy has remained very steady throughout 2008, averaging 91%, operations have remained below breakeven. The operating general partner's guaranty is in effect through March 2009. The property's mortgage, real estate taxes and insurance payments are all current.

Series 48

As of December 31, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 48 reflects a net loss from Operating Partnerships of $(775,550) and $(886,700), respectively, which includes depreciation and amortization of $1,324,206 and $1,427,932, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, KS. The investment general partner conducted a site visit in August 2008, and concluded that the property has a very favorable physical appearance and good curb appeal. Occupancy was 95% at the end of November 2008. Occupancy dipped in the first half of 2008 due to some of the residents' need for assisted living housing and other affordable housing choices in the area. The local economy in Emporia has experienced negative effects due to two of the largest employers reducing work force by approximately 2,600 jobs. The loss of jobs in the area has made it difficult for seniors to sell their homes. Three applicants on the waitlist are financially unable to move into Wyndam Place, as they are unable to sell their homes. The property rents are also higher than the fair market rents as stated by the operating general partner, which has caused other potential applicants to rent from the local housing authority at lower rents. Expenses are above the budgeted amounts due to unanticipated audit and administrative expenses that were not properly accrued or paid by the prior management company. Taxes have increased and the operating general partner has appealed the valuation for 2008. The operating general partner has funded deficits to date and the mortgage payments, taxes, and insurance are all current. The operating general partner is currently paying down past due invoices as funds are available, and believes that operations will improve over time. The property has been unable to meet rental achievement due to operations and the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to this original underwritten level.

Series 49

As of December 31, 2008 and 2007, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 49 reflects a net loss from Operating Partnerships of $(1,946,765) and $(1,582,967), respectively, which includes depreciation and amortization of $2,696,999 and $2,197,550, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period. Construction was completed in July of 2007, six months behind schedule. Due to the delays, in the fourth quarter of 2006, the operating general partner reached an agreement with the State Credit Agency to exchange the Operating Partnership's reservation of 2004 tax credits for an allocation of 2005 tax credits. This agreement shifted the Operating Partnership's reservation expiration date from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. As of December 31, 2008, occupancy is averaging 98% and the property is operating above breakeven. The investment general partner conducted a site inspection in October 2008, and found that the property is very well maintained and is a highly sought-after residence for seniors in the area.

The Gardens of Athens, LP (The Gardens of Athens) is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007 and 2008. The property operated above breakeven in 2007 and continued to operate above breakeven in 2008. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which is also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan to September 30, 2009 and the Operating Partnership has been making the debt payments required under the construction loan. The operating general partner is in discussions with a potential new permanent mortgage lender. The proposed loan will be guaranteed by Rural Development under Section 538 and must be approved by RD. The application for the 538 loan was submitted to RD in September 2008 and the lender is awaiting a response from RD, which could take up to nine months. In addition, the operating partnership was delinquent on its 2007 real estate taxes. In an effort to delay further proceedings by the tax authority, the construction lender paid the taxes and added the amount of approximately $20,000 to the principal balance of the construction loan.

This property is part of a portfolio, which includes several troubled properties. The operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio and the investment general partner allowed the operating general partner 60-90 days to demonstrate progress with this recapitalization plan; however, the operating general partner had not made progress by September 2008. As a result, the investment general partner has been seeking a replacement operating general partner with sufficient (i) financial resources to cover the gap between the construction loan and the permanent mortgage loan as originally underwritten and (ii) management resources to maintain strong operations. The investment general partner was considering replacing the current operating general partner with an affiliate of the investment general partner if a third party replacement operating general partner was not identified by the end of 2008; however, further action on removal has been suspended until a solid permanent financing plan has been determined.

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than seven months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it slipped to 87% by June 2008. The 2008 average occupancy was 88%. Operations were below breakeven for 2007 and have remained below breakeven for 2008. The lender issued a default notice on August 20, 2007, for violations of several covenants of the loan agreement, including, but not limited to (i) keeping the property free of liens, (ii) timely payment of real estate taxes, and (iii) maintaining reserves at required levels and obtaining lender approval for withdrawals from such reserves. The operating general partner and the investment general partner are currently in discussions with the lender and no foreclosure proceedings have begun. In the second quarter of 2007, one of the subcontractors for the construction of the property filed a lien for non-payment of the construction retainage. In the fourth quarter of 2007, the subcontractor filed for arbitration which, in February 2008, resulted in a settlement to the subcontractor of approximately $310,000. The settlement payment has not yet been made and is accruing interest until paid in full. The operating general partner is attempting to enter into a long-term payment plan with the subcontractor for the settlement, but agreement on such a plan has not yet been reached.

This property is part of a portfolio which includes several troubled properties. The operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio and the investment general partner allowed the operating general partner 60-90 days to demonstrate progress with this recapitalization plan; however, the operating general partner had not made progress by September 2008. As a result, the investment general partner has been seeking a replacement operating general partner with sufficient (i) financial resources to cover operating deficits and convert to permanent financing and (ii) management resources to maintain strong operations. The investment general partner has identified several potential replacements operating general partners and is currently awaiting receipt of proposals from those parties.

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

The Fund is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships.

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

Recent Accounting Changes - continued

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 17, 2009		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 17, 2009	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.