Form 10-K
period 2009-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2009-07-07
CIK 1267425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act  (check one):

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

DOCUMENTS INCORPORATED BY REFERENCE - Cont.

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2009

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC.  On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective.  As of March 31, 2009, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2009 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Countrybook Apartments	Champagne, IL	150	$7,044,695	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	566,651	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,584,188	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,329,251	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	100%	2,181,126

McEver Vineyards Apartments	Gainesville, GA	220	10,826,462	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	496,275	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	755,309	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	2,077,785	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,659,314	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,229,674	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,580,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

The Vistas Apartments	Marble Falls, TX	124	$6,000,000	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	7,172,982	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	13,050,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Colusa Avenue Apartments	Chowchilla, CA	38	$1,941,787	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,539,056	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,344,826	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,500,000	03/04	07/05	100%	2,181,127

Mira Vista Apartments	Santa Anna, TX	24	496,275	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,826,462	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,349,499	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,027,752	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,580,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	13,050,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	1,122,794	08/04	05/05	100%	2,644,056

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Bahia Palms Apartments	Laguna Vista, TX	64	$1,737,643	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,714,761	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	12,300,000	05/04	11/05	100%	6,268,301

Brookview I&II Apartments	Mauston, WI	22	748,964	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,821,322	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,770,506	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	7,044,695	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,310,882	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,774,286	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	1,135,706	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,169,328	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,271,110	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con paid thru 3/31/09

Post Oak East Apartments	Fort Worth, TX	246	$13,600,000	07/04	05/06	100%	$1,042,188

Renaissance Village	Bowling Green, KY	34	726,525	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,334,285	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,258,045	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,356,445	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	8,572,348	12/05	07/06	100%	2,966,516

Sunset Manor	Kewaunee, WI	38	1,206,873	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,459,350	01/05	12/05	100%	1,702,751

The Linden’s Apartments	Bartesville, OK	54	1,076,409	05/05	06/06	100%	3,577,901

The Vistas Apartments	Marble Falls, TX	124	6,000,000	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	974,584	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	535,952	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interest, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders
As of March 31, 2009, the Fund has 5,239 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 1,578 investors holding 3,478,334 BACs, Series 48 consists of 1,055 investors holding 2,299,372 BACs and Series 49 consists of 2,606 investors holding 6,000,000 BACs at March 31, 2009.

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2009.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004.  As of March 31, 2009 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47).  The Fund commenced offering BACs in Series 47 on January 2, 2004.  The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47.  Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2009, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255.  The Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of March 31, 2009. Of the total amount outstanding, $155,857 has been loaned to an Operating Partnership.  The loan will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 48).  The Fund commenced offering BACs in Series 48 on May 11, 2004.  The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48.  Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2009, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063.  The Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $490,876 as of March 31, 2009. Of the total amount outstanding, $155,857 has been loaned to an Operating Partnership.  The loan will be converted to equity and the remaining contributions of $335,019 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 49).  The Fund commenced offering BACs in Series 49 on August 24, 2004.  The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49 as of March 31, 2009. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2009, the Fund used $19,810 of Series 49 net offering proceeds to pay installments of its capital contributions to 11 Operating Partnerships.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147.  The Fund had completed payment of all installments of its capital contributions to 17 of the Operating Partnerships. Series 49 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,286,124 as of March 31, 2009.  Of the total amount outstanding, $2,109,992 has been loaned or advanced to the Operating Partnerships.  The loans and advances will be converted to equity and the remaining contributions of $176,132 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal year ended March 31, 2009 and 2008, was $1,057,294, and $981,860, respectively.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,102,698 and $3,083,029, respectively, in passive income tax losses that were passed through to the investors.  The series also provided tax credits to the investors of $0.97 for 2008 and $0.98 for 2007.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 47 was $15,657,200 and $18,281,871, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, net loss of the series was $3,144,017 and $2,219,358, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, partnership management fees, and interest income.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in 2008, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, maintenance and utilities. The property has 62 units with Section 8 project based rental assistance, which remain occupied with a priority waitlist in place. The vacancy issue remains with the remaining 138-tax credit units that have no rental subsidy. The operating general partner has found it difficult to compete with fully rent-assisted properties nearby. This property is in a very competitive market; competing properties offer significant specials to gain and retain occupants. In addition, this property does not have a swimming pool or washer/dryer hook-ups like many competitors. In response to the competition, management has intensified its leasing efforts by using concessions and other incentives, such as one month rent-free and increased resident referral rewards. In order to maintain the strong physical occupancy, management feels that it is necessary to continue to offer concessions.

Operating expenses in 2008 remained high and ran higher than the State averages. Maintenance costs were higher then budgeted due to the ongoing efforts to enhance curb appeal at the property. In addition, although occupancy averaged 94% for the year, the property experienced some occupancy fluctuation due to several tenant evictions caused by non-payment of rent and incurred extra costs in turning vacant units including painting, replacing carpet and appliances. Due to an increase in the cost of health insurance, other benefits and advertising costs, the administrative expenses were higher than budgeted. Utility expenses (water & sewer) increased by 10% in 2008 compared to 2007, due to an increase in water/sewer rates in Tarrant County. To reduce utility expenses, management organizes information seminars for residents on reducing water consumption. In addition, management puts out a monthly newsletter that outlines various energy conservation tips.

Despite an average occupancy of 93% in the first quarter of 2009, the property continues to operate below breakeven. The property’s mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit.  The operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Marion Apartments-Osceola, LP (Village Glen Apartments) is a 32-unit family property located in Marion, MI. Occupancy decreased from 98% in 2006 to 89% in 2007 due to ineffective management, resulting in slightly below breakeven operations. A new site manager was hired in 2008.  The new site manager increased marketing efforts and kept maintenance costs within budget. Occupancy improved to 92% in 2008, but operations remained below breakeven for the year due to increased operating expenses related to employment tax and benefit fees. The property has maintained 100% occupancy through the first quarter of 2009, and is expected to breakeven for the year. The operating general partner’s operating deficit guaranty expired in March 2009. The property’s mortgage, real estate taxes and insurance payments are all current.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The plants closing and unemployment caused a significant increase in “skips” and evictions.  There were a total of 121 early move-outs in 2008.  The increase in bad debt, legal and turnover expenses combined with the income loss prevented the property from operating above breakeven in 2008. Operating expenses remain below State averages. Occupancy was initially expected to continue to decline in 2009 since the market occupancy is estimated at only 85%; however, it has remained steady through the first quarter, averaging 94%. The expenses associated with continued high turnover, 31 units early move-outs in the first quarter, has caused operations to remain below breakeven. Management is focusing on resident retention and improving applicant selection criteria in an effort to reduce turnover. The property’s mortgage, real estate taxes and insurance payments are all current. The operating general partner’s operating deficit guaranty expires in March 2010.

(Series 48).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties as of March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,137,679 and $2,064,177, respectively, in passive income tax losses that were passed through to the investors.  The series also provided tax credits to the investors of $0.97 for 2008 and $0.98 for 2007.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 48 was $11,155,007 and $12,369,432, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net loss of the series was $1,531,998 and $1,554,703, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and interest income.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, Kansas. The investment general partner conducted a site visit in August 2008, and concluded that the property has a very favorable physical appearance and good curb appeal. Occupancy averaged 90% in 2008 and has increased to average 95% through the first quarter of 2009.  The local economy in Emporia has experienced negative effects due to two of the largest employers reducing work force by approximately 2,600 jobs. The loss of jobs in the area has made it difficult for seniors to sell their homes.  The property rents are also higher than the area fair market rents, which has caused other potential applicants to rent from the local housing authority at lower rents. Taxes increased in 2007 and 2008 and the operating general partner appealed the valuation, and received a refund of $14,000 in the first quarter of 2009.  The mortgage payments, taxes, and insurance are all current.  The operating general partner is currently paying down past due invoices as funds are available, and believes that operations will continue to improve over time.  The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount.  The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to this original underwritten level.

(Series 49). As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 24 properties as of March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $4,665,804 and $4,491,653, respectively, in passive income tax losses that were passed through to the investors.  The series also provided tax credits to the investors of $0.93 for 2008 and $0.87 for 2007.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 49 was $33,384,857 and $38,601,287, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net loss of the series was $5,945,782 and $4,291,959, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, impairment losses, amortization, and interest income.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA.  Substantial delays were encountered during the construction period.  The Operating Partnership’s reservation expiration date was shifted from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership’s allocation of tax credits. Construction was completed in July of 2007, six months behind schedule. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007.  The property converted to permanent mortgage on December 15, 2008.  The property maintained an average occupancy of 97% in 2008, with above breakeven operations for the year.  As of March 31, 2009, occupancy is 99% and the property continues to operate above breakeven.  The investment general partner conducted a site inspection in October 2008, and found that the property is very well maintained and is a highly sought-after residence for seniors in the area.

The Gardens of Athens, LP (The Gardens of Athens) is a 36-unit elderly development located in Athens, Texas.  Occupancy has been strong since lease-up in 2006, averaging 100% in 2007, 2008, and the first quarter of 2009. The property operated above breakeven for first quarter of 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which is also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan’s term. The lender later agreed to extend the term of the construction loan to September 30, 2009 and the Operating Partnership has been making the debt payments required under the construction loan. The operating general partner has received a commitment from a new permanent mortgage lender. The proposed loan will be guaranteed by Rural Development under Section 538 and must be approved by RD. The application for the 538 loan was submitted to RD in September 2008 and was approved in the first quarter of 2009. The loan is expected to close in the second quarter of 2009. In 2008, the operating partnership was delinquent on its 2007 real estate taxes. In an effort to delay further proceedings by the tax authority, the construction lender paid the taxes and added the amount of approximately $20,000 to the principal balance of the construction loan.

This property is part of a portfolio, which includes several troubled properties.  Over the last year and a half, the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio.  However, none have been successful and investment general partner now believes a recapitalization is not likely. The investment general partner is considering a number of options for the Gardens of Athens partnership, including i) removing the current operating general partner and inserting a replacement operating general partner; or ii) allowing the current operating general partner to remain in control in exchange for an agreement making it easier to remove the operating general partner in the event the property’s operations deteriorate.

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas.  Construction cost overruns and delays pushed lease-up back by more than seven months.  The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it slipped to 87% by June 2008. The average occupancy for 2008 was 88% and for the first quarter of 2009 was 87%. Operations were below breakeven for 2007 and 2008 and remained below breakeven through the first quarter of 2009. The lender issued a default notice on August 20, 2007, for violations of several covenants of the loan agreement, including (i) keeping the property free of liens, (ii) timely payment of real estate taxes, and (iii) maintaining reserves at required levels and obtaining lender approval for withdrawals from such reserves.

The operating partnership has filed a real estate tax appeal, which, if approved, could result in a significant improvement in operations. In addition, the operating general partner and the investment general partner are currently in discussions with the lender regarding a debt restructure, which, in conjunction with a real estate tax reduction, would allow the property to operate above breakeven, based on average occupancy of 90% and the current expenses. The lender has not yet initiated formal foreclosure proceedings.

In the second quarter of 2007, one of the subcontractors for the construction of the property filed a lien for non-payment of the construction retainage. In February 2008, after arbitration, the subcontractor was awarded a settlement of approximately $310,000. The settlement payment has not yet been made and is accruing interest until paid in full. The operating general partner and the investment general partner have been attempting to enter into a long-term payment plan or a discounted payment plan with the subcontractor for the settlement, but agreement on such a plan has not yet been reached.

This property is part of a portfolio, which includes several troubled properties.  Over the last year and half the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio.  However, none have been successful and the investment general partner now believes a recapitalization is not likely. The investment general partner is seeking a replacement operating general partner but will likely not be able to find a replacement until the past due taxes, contractor lien and high debt balance are resolved. The investment general partner is actively working to restructure the debt, as discussed above, and insert a replacement operating general partner that would commit to fund deficits. The investment general partner anticipates resolution on the debt restructure and real estate tax appeal in the second or third quarter of 2009. The investment general partner has determined that the costs associated with maintaining the property through the end of the low income housing tax credit compliance period of December 31, 2021, are far greater than the tax benefits associated with the tax credits.  Therefore, to the extent resolution on the debt restructure and tax appeal is not favorable, there is a likelihood the property will be foreclosed, in which case there would be estimated recapture of tax credits previously claimed of $377,181 plus $29,211 of interest, as well as an estimated loss of future tax credits for this property of $4,408,416. This represents credit loss of $735 and recapture of $68, respectively, per 1,000 BACs.

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

The Fund is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships.  The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheet does not exceed the value of the underlying investments.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits.  In prior years management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, due to the uncertainty of the current economy, management has decided to take a more conservative approach to the investment calculation and has determined that the majority of the residual value component of the valuation of the underlining investments. This results in increased impairment losses in the current year. However, it is important to note that this change to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Critical Accounting Policies and Estimates - continued

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Fund adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009.  The Fund has determined that the adoption of SFAS 157 has, and will have, no impact on the Fund’s financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Fund adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Fund.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax

Recent Accounting Changes - continued

consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund V L.P. as of June 30, 2009 and will not impact the Fund’s financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on Fund’s financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund V L.P. as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Fund’s financial condition or results of operations.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2009. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Fund’s internal control over financial reporting was effective.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 60, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 47, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 62, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 45, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2009 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2009 was $1,057,294.

2. The Fund has reimbursed an affiliate of the general partner a total of $74,013 for amounts charged to operations during the year ended March 31, 2009.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.		Security Ownership of Certain Beneficial Owners and Management

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2009, 11,777,706 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

	(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund. The Fund’s response to Item 12(a) is incorporated herein by reference.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2009.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.		Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following:

Fee Type		Series 47	Series 48	Series 49
(1)	Audit Fees	$17,600	$17,160	$28,080
(2)	Audit Related Fees	3,750	2,750	6,000
(3)	Tax Fees	6,023	5,019	8,257
(4)	All Other Fees	—	—	—

	Total	$27,373	$24,929	$42,337

Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following:

Fee Type		Series 47	Series 48	Series 49
(1)	Audit Fees	$17,010	$16,590	$27,090
(2)	Audit Related Fees	3,750	2,750	6,000
(3)	Tax Fees	5,648	4,927	7,870
(4)	All Other Fees	1,933	1,933	1,934

	Total	$28,341	$26,200	$42,894

(5)	Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.		Exhibits and Financial Statement Schedules

(a) 1 & 2		Financial Statements; Filed herein as Exhibit 13

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm Balance Sheet, March 31, 2009 and 2008
Statements of Operations for the periods ended March 31, 2009 and 2008
Statements of Changes in Partners’ Capital for the periods ended March 31, 2009 and 2008
Statements of Cash Flows for the periods ended March 31, 2009 and 2008
Notes to Financial Statements, March 31, 2009 and 2008

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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
Date:		General Partner

July 7, 2009		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 7, 2009	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer), Boston Capital Partners II Corp.;
Director, President (Principal Executive Officer) BCTC V Assignor Corp.

July 7, 2009	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting
Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.