Form 10-Q
period 2009-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2009-08-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

Yes 	No 

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-10
Statements of Changes in Partners' Capital (Deficit)	11-12
Statements of Cash Flows	13-16
Notes to Financial Statements	17-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$59,249,514	$60,197,064

OTHER ASSETS

Cash and cash equivalents	2,766,363	3,042,878
Notes receivable	1,694,976	1,694,976
Acquisition costs net	8,197,484	8,286,275
Other assets	918,456	918,456
	$72,826,793	$74,139,649

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	1,116,270	1,081,813
Capital contributions payable	3,065,745	3,065,745
	4,182,858	4,148,401

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	68,733,528	70,077,473
General Partner	(89,593)	(86,225)
	68,643,935	69,991,248
	$72,826,793	$74,139,649

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 47

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,354,650	$15,657,200

OTHER ASSETS
Cash and cash equivalents	483,596	490,890
Notes receivable	155,857	155,857
Acquisition costs net	2,415,167	2,441,693
Other assets	43,989	43,989
	$18,453,259	$18,789,629

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	537,143	440,057
Capital contributions payable	288,745	288,745
	826,273	729,187

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	17,659,627	18,091,999
General Partner	(32,641)	(31,557)
	17,626,986	18,060,442
	$18,453,259	$18,789,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 48

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,978,737	$11,155,007

OTHER ASSETS
Cash and cash equivalents	630,809	638,739
Notes receivable	155,857	155,857
Acquisition costs net	1,626,750	1,644,331
Other assets	43,989	43,989
	$13,436,142	$13,637,923

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	424,735	365,140
Capital contributions payable	490,876	490,876
	915,726	856,131

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	12,539,876	12,800,599
General Partner	(19,460)	(18,807)
	12,520,416	12,781,792
	$13,436,142	$13,637,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 49

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$32,916,127	$33,384,857

OTHER ASSETS
Cash and cash equivalents	1,651,958	1,913,249
Notes receivable	1,383,262	1,383,262
Acquisition costs net	4,155,567	4,200,251
Other assets	830,478	830,478
	$40,937,392	$41,712,097

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	154,392	276,616
Capital contributions payable	2,286,124	2,286,124
	2,440,859	2,563,083

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	38,534,025	39,184,875
General Partner	(37,492)	(35,861)
	38,496,533	39,149,014
	$40,937,392	$41,712,097

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,872	$ 15,466
Other income	-	-
	2,872	15,466

Share of loss from Operating Partnerships(Note D)	(944,642)	(1,212,253)

Expenses
Professional fees	15,200	5,954
Fund management fee (Note C)	279,557	280,184
Amortization	91,699	91,699
General and administrative expenses	19,087	34,190
	405,543	412,027

NET LOSS	$(1,347,313)	$(1,608,814)

Net loss allocated to assignees	$(1,343,945)	$(1,604,793)

Net loss allocated to general partner	$ (3,368)	$ (4,021)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2009	2008

Income
Interest income	$ 426	$ 1,501
Other income	-	-
	426	1,501

Share of loss from Operating Partnerships(Note D)	(301,522)	(334,591)

Expenses
Professional fees	3,915	2,476
Fund management fee (Note C)	94,572	97,089
Amortization	27,554	27,554
General and administrative expenses	6,319	11,075
	132,360	138,194

NET LOSS	$ (433,456)	$ (471,284)

Net loss allocated to assignees	$ (432,372)	$ (470,106)

Net loss allocated to general partner	$ (1,084)	$ (1,178)

Net loss per BAC	$ (.12)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2009	2008

Income
Interest income	$ 554	$ 1,677
Other income	-	-
	554	1,677

Share of loss from Operating Partnerships(Note D)	(175,904)	(234,454)

Expenses
Professional fees	3,345	2,481
Fund management fee (Note C)	59,595	57,795
Amortization	17,947	17,947
General and administrative expenses	5,139	11,153
	86,026	89,376

NET LOSS	$ (261,376)	$ (322,153)

Net loss allocated to assignees	$ (260,723)	$ (321,348)

Net loss allocated to general partner	$ (653)	$ (805)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2009	2008

Income
Interest income	$ 1,892	$ 12,288
Other income	-	-
	1,892	12,288

Share of loss from Operating Partnerships(Note D)	(467,216)	(643,208)

Expenses
Professional fees	7,940	997
Fund management fee (Note C)	125,390	125,300
Amortization	46,198	46,198
General and administrative expenses	7,629	11,962
	187,157	184,457

NET LOSS	$ (652,481)	$ (815,377)

Net loss allocated to assignees	$ (650,850)	$ (813,339)

Net loss allocated to general partner	$ (1,631)	$ (2,038)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2009	$ 70,077,473	$ (86,225)	$ 69,991,248

Net loss	(1,343,945)	(3,368)	(1,347,313)

Partners' capital (deficit), June 30, 2009	$ 68,733,528	$ (89,593)	$ 68,643,935

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2009	$18,091,999	$ (31,557)	$18,060,442

Net loss	(432,372)	(1,084)	(433,456)

Partners' capital (deficit), June 30, 2009	$17,659,627	$ (32,641)	$17,626,986

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2009	$12,800,599	$ (18,807)	$12,781,792

Net loss	(260,723)	(653)	(261,376)

Partners' capital (deficit), June 30, 2009	$12,539,876	$ (19,460)	$12,520,416

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2009	$39,184,875	$ (35,861)	$39,149,014

Net loss	(650,850)	(1,631)	(652,481)

Partners' capital (deficit), June 30, 2009	$38,534,025	$ (37,492)	$38,496,533

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net loss	$(1,347,313)	$(1,608,814)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	91,699	91,699
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	944,642	1,212,253
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,968)
(Decrease) Increase in accounts payable affiliates	34,457	34,460

Net cash (used in) provided by operating activities	(276,515)	(272,370)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(19,810)
Investments	-	449,936

Net cash (used in) provided by investing activities	-	430,126

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(276,515)	157,756

Cash and cash equivalents, beginning	3,042,878	2,254,324

Cash and cash equivalents, ending	$ 2,766,363	$ 2,412,080

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2009	2008
Cash flows from operating activities:

Net loss	$ (433,456)	$ (471,284)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	27,554	27,554
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	301,522	334,591
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(569)
(Decrease) Increase in accounts payable affiliates	97,086	(2,911)

Net cash (used in) provided by operating activities	(7,294)	(112,619)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Investments	-	206,731

Net cash (used in) provided by investing activities	-	206,731

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,294)	94,112

Cash and cash equivalents, beginning	490,890	191,785

Cash and cash equivalents, ending	$ 483,596	$ 285,897

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2009	2008
Cash flows from operating activities:

Net loss	$ (261,376)	$ (322,153)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	17,947	17,947
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	175,904	234,454
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(569)
(Decrease) Increase in accounts payable affiliates	59,595	9,595
Net cash (used in) provided by operating activities	(7,930)	(60,726)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Investments	-	202,436

Net cash (used in) provided by investing activities	-	202,436

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,930)	141,710

Cash and cash equivalents, beginning	638,739	204,135

Cash and cash equivalents, ending	$ 630,809	$ 345,845

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2009	2008
Cash flows from operating activities:

Net loss	$ (652,481)	$ (815,377)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	46,198	46,198
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	467,216	643,208
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(830)
(Decrease) Increase in accounts payable affiliates	(122,224)	27,776
Net cash (used in) provided by operating activities	(261,291)	(99,025)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(19,810)
Investments	-	40,769

Net cash (used in) provided by investing activities	-	20,959

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,291)	(78,066)

Cash and cash equivalents, beginning	1,913,249	1,858,404

Cash and cash equivalents, ending	$ 1,651,958	$ 1,780,338

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2009, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of June 30, 2009:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2009, and for the three months ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ 97,086	$ 97,089
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$ 284,457	$ 284,460

The fund management fees paid for the quarters ended June 30, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ -	$ 100,000
Series 48	-	50,000
Series 49	250,000	100,000
Total	$ 250,000	$ 250,000

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2009 and 2008 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2009 and 2008 is as follows:
	2009	2008
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2009.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Total 2009	Total 2008

Revenues
Rental	$ 5,087,513	$ 4,853,427
Interest and other	191,479	188,811
	5,278,992	5,042,238

Expenses
Interest	1,170,859	1,326,698
Depreciation and amortization	1,941,358	1,958,111
Operating expenses	3,256,416	2,981,927
	6,368,633	6,266,736

NET LOSS	$(1,089,641)	$(1,224,498)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,078,746)	$(1,212,253)

Net loss allocated to other Partners	$ (10,895)	$ (12,245)

* Amounts include $134,104 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Series 47 2009	Series 47 2008

Revenues
Rental	$ 2,009,489	$ 1,936,073
Interest and other	78,753	64,835
	2,088,242	2,000,908

Expenses
Interest	445,783	499,412
Depreciation and amortization	657,096	635,008
Operating expenses	1,289,930	1,204,459
	2,392,809	2,338,879

NET LOSS	$ (304,567)	$ (337,971)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (301,522)	$ (334,591)

Net loss allocated to other Partners	$ (3,045)	$ (3,380)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Series 48 2009	Series 48 2008

Revenues
Rental	$ 1,108,581	$ 1,095,262
Interest and other	31,614	41,417
	1,140,195	1,136,679

Expenses
Interest	249,277	298,483
Depreciation and amortization	430,629	444,857
Operating expenses	637,969	630,161
	1,317,875	1,373,501

NET LOSS	$ (177,680)	$ (236,822)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (175,904)	$ (234,454)

Net loss allocated to other Partners	$ (1,776)	$ (2,368)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	Series 49 2009	Series 49 2008

Revenues
Rental	$ 1,969,443	$ 1,822,092
Interest and other	81,112	82,559
	2,050,555	1,904,651

Expenses
Interest	475,799	528,803
Depreciation and amortization	853,633	878,246
Operating expenses	1,328,517	1,147,307
	2,657,949	2,554,356

NET LOSS	$ (607,394)	$ (649,705)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (601,320)	$ (643,208)

Net loss allocated to other Partners	$ (6,074)	$ (6,497)

* Amounts include $134,104 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2009 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

The Fund has evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the Funds's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2009 were $284,457 and total fund management fees accrued as of June 30, 2009, were $1,116,270. During the quarter ended June 30, 2009, $250,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2009.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended June 30, 2009, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $288,745 as of June 30, 2009. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $132,888 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended June 30, 2009, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $490,876 as of June 30, 2009. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $335,019 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2009, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 7 Operating Partnerships in the amount of $2,286,124 as of June 30, 2009. Of the total amount outstanding, $2,109,992 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $176,132 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2009 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2009 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee
Series 47	$ 97,086	$ 2,514
Series 48	59,595	-
Series 49	127,776	2,386
	$284,457	$ 4,900

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2009 and 2008, the average Qualified Occupancy was 99.7% and 100%, respectively. The series had a total of 15 properties at June 30, 2009, of which 14 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 47 reflects a net loss from Operating Partnerships of $(304,567) and $(337,971), respectively, which includes depreciation and amortization of $657,096 and $635,008, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Operating expenses in 2009 remain an issue and are higher than the State averages. Maintenance costs were higher then budgeted due to the ongoing efforts to enhance curb appeal at the property. In addition, although occupancy has averaged 94% through the second quarter of 2009, the property experienced some occupancy fluctuation due to several tenant evictions caused by non-payment of rent and incurred extra costs in turning vacant units. Due to an increase in the cost of health insurance, other benefits and advertising costs, the administrative expenses were higher than budgeted. Utility expenses (water & sewer) increased by 10% in 2009 compared to 2008, due to an increase in water/sewer rates in Tarrant County. To reduce utility expenses, management organized information seminars for residents on reducing water consumption. In addition, management puts out a monthly newsletter that outlines various energy conservation tips.

Despite an average occupancy of 94% in the second quarter of 2009, the property continues to operate below breakeven. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Marion Apartments-Osceola, LP (Village Glen Apartments) is a 32-unit family property located in Marion, MI. Occupancy decreased from 98% in 2006 to 89% in 2007 due to ineffective management, resulting in slightly below breakeven operations. A new site manager was hired in 2008. Marketing efforts were increased and maintenance costs were kept within budget. Occupancy improved to 92% in 2008, but operations remained below breakeven for the year due to increased operating expenses related to employment tax and benefit fees. The property has been 100% occupied from January 2009 through May 2009, and is expected to breakeven for the year. The operating general partner's operating deficit guaranty expired in March 2009. The property's mortgage, real estate taxes and insurance payments are all current.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The plants' closing and loss of employment caused a significant increase in "skips" and evictions. There were a total of 121 early move-outs in 2008. The increase in bad debt and legal and turnover expenses, combined with the income loss, prevented the property from operating above breakeven in 2008. Operating expenses remain below State averages for the year. Occupancy has declined from a high of 95% in February 2009 to 84% as of June 2009. Management expected this decline since the overall market occupancy is estimated at only 85%. The expenses associated with continued high turnover and 31 early move-outs in the first quarter have caused operations to remain below breakeven. Management is focusing on resident retention and applicant selection criteria in an effort to reduce turnover. To improve the communication between management and residents, 60% of whom speak Spanish, management has staffed the property with 3 bilingual employees. The property's mortgage, real estate taxes and insurance payments are all current. The operating general partner's operating deficit guaranty expires in March 2010.

Series 48

As of June 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 48 reflects a net loss from Operating Partnerships of $(177,680) and $(236,822), respectively, which includes depreciation and amortization of $430,629 and $444,857, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, Kansas. The investment general partner conducted a site visit in August 2008, and concluded that the property has a very favorable physical appearance and good curb appeal. Occupancy averaged 90% in 2008 and has increased to average 93% in the second quarter of 2009. The local economy in Emporia has experienced negative effects due to two of the largest employers reducing their work force by approximately 2,600 jobs. The loss of jobs in the area has made it difficult for seniors to sell their homes. The property rents are also higher than the area fair market rents, which has caused other potential applicants to rent from the local housing authority at lower rents. Taxes increased in 2007 and 2008 and the operating general partner appealed the valuation, and received a refund of $14,000 in the first quarter of 2009. The mortgage payments, taxes, and insurance are all current. The operating general partner is currently paying down past due invoices as funds are available, and believes that operations will continue to improve over time. The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to this original underwritten level.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The plants' closing and loss of employment caused a significant increase in "skips" and evictions. There were a total of 121 early move-outs in 2008. The increase in bad debt and legal and turnover expenses, combined with the income loss, prevented the property from operating above breakeven in 2008. Operating expenses remain below State averages for the year. Occupancy has declined from a high of 95% in February 2009 to 84% as of June 2009. Management expected this decline since the overall market occupancy is estimated at only 85%. The expenses associated with continued high turnover and 31 early move-outs in the first quarter have caused operations to remain below breakeven. Management is focusing on resident retention and applicant selection criteria in an effort to reduce turnover. To improve the communication between management and residents, 60% of whom speak Spanish, management has staffed the property with 3 bi-lingual employees. The property's mortgage, real estate taxes and insurance payments are all current. The operating general partner's operating deficit guaranty expires in March 2010.

Series 49

As of June 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 49 reflects a net loss from Operating Partnerships of $(607,394) and $(649,705), respectively, which includes depreciation and amortization of $853,633 and $878,246, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period. The Operating Partnership's reservation expiration date was shifted from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. Construction was completed in July of 2007, six months behind schedule. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. The property converted to a permanent mortgage on December 15, 2008. The property maintained an average occupancy of 97% in 2008, with above breakeven operations for the year. As of June 30, 2009, occupancy is 97% and the property continues to operate above breakeven. The investment general partner conducted a site inspection in October 2008, and found that the property is very well maintained and is a highly sought-after residence for seniors in the area.

The Gardens of Athens, LP is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007, 2008, and the first half of 2009. The property operated just slightly above breakeven for the first half of 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which is also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan to September 30, 2009 and the Operating Partnership has been making the debt payments required under the construction loan.

The operating general partner has received a commitment from a new permanent mortgage lender. The proposed loan will be guaranteed by Rural Development, or RD, under Section 538 and must be approved by RD. The application for the 538 loan was submitted to RD in September 2008 and was approved in the first quarter of 2009. However, the $200,000 shortfall between construction and permanent debt remains under this new loan. The lender has submitted a supplemental loan application for approximately $100,000 of the shortfall for which the Operating Partnership is waiting approval. The property's current operations show that the property can support this additional debt. The remaining $100,000 shortfall will be funded by a loan of remaining investment general partner equity of approximately $50,000; funds from the operating general partner and Operating Partnership of $10,000; and a loan from the reserves of the investment general partner in the amount of $40,000. The equity loan will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks and the loan from the investment general partner's reserves will be payable from cash flow and/or a capital transaction. The conversion to permanent financing is expected to occur in the third quarter of 2009. In 2008, the Operating Partnership was delinquent on its 2007 real estate taxes. In an effort to delay further proceedings by the tax authority, the construction lender paid the taxes and added the amount of approximately $20,000 to the principal balance of the construction loan.

This property is part of a portfolio which includes several troubled properties. Over the last two years, the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio. However, none have been successful and the investment general partner now believes a recapitalization is not likely. The investment general partner is considering a number of options for the Gardens of Athens partnership, including i) removing the current operating general partner and inserting a replacement operating general partner; or ii) allowing the current operating general partner to remain in control in exchange for an agreement making it easier to remove the operating general partner in the event the property's operations deteriorate.

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than seven months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it slipped to 87% by June 2008. The average occupancy for 2008 and the first half of 2009 was 88%. Operations were below breakeven for 2007 and 2008 and have remained below breakeven through the first half of 2009. The lender issued a default notice on August 20, 2007, for violations of several covenants of the loan agreement, including (i) keeping the property free of liens, (ii) timely payment of real estate taxes, and (iii) maintaining reserves at required levels and obtaining lender approval for withdrawals from such reserves.

In the first quarter of 2009, the Operating Partnership filed a real estate tax appeal, which resulted in annual savings of approximately $33,000. Despite these savings, the property is projected to continue to operate below breakeven. The operating general partner and the investment general partner have been in discussions with the lender regarding a debt restructure, which, in conjunction with the real estate tax reduction, would allow the property to operate above breakeven, based on average occupancy of 90% and the current expenses. The lender has not yet initiated formal foreclosure proceedings.

In the second quarter of 2007, one of the subcontractors for the construction of the property filed a lien for non-payment of the construction retainage. In February 2008, after arbitration, the subcontractor was awarded approximately $310,000. The payment has not yet been made and is accruing interest until paid in full. The operating general partner and the investment general partner have been attempting to enter into a long-term payment plan or a discounted payment plan with the subcontractor for the award, but agreement on such a plan has not yet been reached. In July 2009, the subcontractor filed for a motion for summary judgment, requesting foreclosure of the mechanic's lien.

This property is part of a portfolio which includes several troubled properties. Over the last two years, the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio. However, none have been successful and the investment general partner now believes a recapitalization is not likely. The investment general partner is seeking a replacement operating general partner but will likely not be able to find a replacement until the past due taxes, subcontractor lien and high debt balance are resolved. The investment general partner is actively working to restructure the debt, as discussed above, and insert a replacement operating general partner that would commit to fund deficits. If resolution on a debt restructure can be reached, the investment general partner anticipates such resolution to occur in the third quarter of 2009. If the resolution on the debt restructure and tax appeal is not favorable, there is a likelihood the property will be foreclosed, in which case there would be estimated recapture of tax credits previously claimed of $377,181 plus $29,211 of interest, as well as an estimated loss of future tax credits for this property of $4,408,416. This represents credit loss of $735 and recapture of $68, respectively, per 1,000 BACs.

Off Balance Sheet Arrangements

None.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Fund to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In prior years management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, due to the uncertainty of the current economy, management has decided to take a more conservative approach to the investment calculation and has determined that the majority of the residual value component of the valuation to be zero. This results in increased impairment losses in the current year. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Critical Accounting Policies and Estimates - continued

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Fund adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that the adoption of SFAS 157 has no material impact on the Fund's financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Fund.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is

Recent Accounting Changes - continued

more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Crecit Fund V L.P. as of June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 was adopted for the interim quarterly period beginning April 1, 2009. The impact of adopting EITF 08-6 does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Crecit Fund V L.P. as of June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4T	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 14, 2009		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 14, 2009	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.