Form 10-Q
period 2009-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2009-11-16
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital (Deficit)	15-16
Statements of Cash Flows	17-24
Notes to Financial Statements	25-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4T. Controls and Procedures	43

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	45

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$58,035,376	$60,197,064

OTHER ASSETS

Cash and cash equivalents	2,705,196	3,042,878
Notes receivable	1,195,718	1,694,976
Acquisition costs net	8,108,694	8,286,275
Other assets	1,242,440	918,456
	$71,287,424	$74,139,649

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	1,400,727	1,081,813
Capital contributions payable	2,543,945	3,065,745
	3,945,515	4,148,401

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	67,434,758	70,077,473
General Partner	(92,849)	(86,225)
	67,341,909	69,991,248
	$71,287,424	$74,139,649

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 47

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,065,118	$15,657,200

OTHER ASSETS
Cash and cash equivalents	459,551	490,890
Notes receivable	155,857	155,857
Acquisition costs net	2,388,641	2,441,693
Other assets	43,989	43,989
	$18,113,156	$18,789,629

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	634,229	440,057
Capital contributions payable	291,632	288,745
	926,246	729,187

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	17,220,651	18,091,999
General Partner	(33,741)	(31,557)
	17,186,910	18,060,442
	$18,113,156	$18,789,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 48

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,775,211	$11,155,007

OTHER ASSETS
Cash and cash equivalents	622,632	638,739
Notes receivable	155,857	155,857
Acquisition costs net	1,609,170	1,644,331
Other assets	43,989	43,989
	$13,206,859	$13,637,923

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	484,330	365,140
Capital contributions payable	493,763	490,876
	978,208	856,131

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	12,248,841	12,800,599
General Partner	(20,190)	(18,807)
	12,228,651	12,781,792
	$13,206,859	$13,637,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 49

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$32,195,047	$33,384,857

OTHER ASSETS
Cash and cash equivalents	1,623,013	1,913,249
Notes receivable	884,004	1,383,262
Acquisition costs net	4,110,883	4,200,251
Other assets	1,154,462	830,478
	$39,967,409	$41,712,097

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	282,168	276,616
Capital contributions payable	1,758,550	2,286,124
	2,041,061	2,563,083

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	37,965,266	39,184,875
General Partner	(38,918)	(35,861)
	37,926,348	39,149,014
	$39,967,409	$41,712,097

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 39,940	$ 45,810
Other income	-	43
	39,940	45,853

Share of loss from Operating Partnerships(Note D)	(892,724)	(1,341,332)

Expenses
Professional fees	67,504	98,170
Fund management fee (Note C)	261,432	259,259
Amortization	91,698	91,698
General and administrative expenses	28,607	28,206
	449,241	477,333

NET LOSS	$(1,302,025)	$(1,772,812)

Net loss allocated to assignees	$(1,298,771)	$(1,768,380)

Net loss allocated to general partner	$ (3,254)	$ (4,432)

Net loss per BAC	$ (.11)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2009	2008

Income
Interest income	$ 407	$ 12,490
Other income	-	43
	407	12,533

Share of loss from Operating Partnerships(Note D)	(290,487)	(384,244)

Expenses
Professional fees	21,188	24,731
Fund management fee (Note C)	92,187	81,469
Amortization	27,554	27,554
General and administrative expenses	9,066	9,236
	149,995	142,990

NET LOSS	$ (440,075)	$ (514,701)

Net loss allocated to assignees	$ (438,975)	$ (513,414)

Net loss allocated to general partner	$ (1,100)	$ (1,287)

Net loss per BAC	$ (.13)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2009	2008

Income
Interest income	$ 538	$ 15,603
Other income	-	-
	538	15,603

Share of loss from Operating Partnerships(Note D)	(191,034)	(292,141)

Expenses
Professional fees	18,395	22,787
Fund management fee (Note C)	57,432	52,062
Amortization	17,946	17,946
General and administrative expenses	7,496	7,575
	101,269	100,370

NET LOSS	$ (291,765)	$ (376,908)

Net loss allocated to assignees	$ (291,036)	$ (375,966)

Net loss allocated to general partner	$ (729)	$ (942)

Net loss per BAC	$ (.13)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2009	2008

Income
Interest income	$ 38,995	$ 17,717
Other income	-	-
	38,995	17,717

Share of loss from Operating Partnerships(Note D)	(411,203)	(664,947)

Expenses
Professional fees	27,921	50,652
Fund management fee (Note C)	111,813	125,728
Amortization	46,198	46,198
General and administrative expenses	12,045	11,395
	197,977	233,973

NET LOSS	$ (570,185)	$ (881,203)

Net loss allocated to assignees	$ (568,760)	$ (879,000)

Net loss allocated to general partner	$ (1,425)	$ (2,203)

Net loss per BAC	$ (.09)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 42,811	$ 61,277
Other income	-	43
	42,811	61,320

Share of loss from Operating Partnerships(Note D)	(1,837,366)	(2,553,585)

Expenses
Professional fees	82,704	104,125
Fund management fee (Note C)	540,989	539,443
Amortization	183,398	183,398
General and administrative expenses	47,693	62,396
	854,784	889,362

NET LOSS	$(2,649,339)	$(3,381,627)

Net loss allocated to assignees	$(2,642,715)	$(3,373,173)

Net loss allocated to general partner	$ (6,624)	$ (8,454)

Net loss per BAC	$ (.22)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2009	2008

Income
Interest income	$ 832	$ 13,991
Other income	-	43
	832	14,034

Share of loss from Operating Partnerships(Note D)	(592,009)	(718,835)

Expenses
Professional fees	25,103	27,208
Fund management fee (Note C)	186,759	178,558
Amortization	55,109	55,109
General and administrative expenses	15,384	20,312
	282,355	281,187

NET LOSS	$ (873,532)	$ (985,988)

Net loss allocated to assignees	$ (871,348)	$ (983,523)

Net loss allocated to general partner	$ (2,184)	$ (2,465)

Net loss per BAC	$ (.25)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2009	2008

Income
Interest income	$ 1,092	$ 17,281
Other income	-	-
	1,092	17,281

Share of loss from Operating Partnerships(Note D)	(366,938)	(526,595)

Expenses
Professional fees	21,740	25,268
Fund management fee (Note C)	117,027	109,857
Amortization	35,893	35,893
General and administrative expenses	12,635	18,727
	187,295	189,745

NET LOSS	$ (553,141)	$ (699,059)

Net loss allocated to assignees	$ (551,758)	$ (697,311)

Net loss allocated to general partner	$ (1,383)	$ (1,748)

Net loss per BAC	$ (.24)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2009	2008

Income
Interest income	$ 40,887	$ 30,005
Other income	-	-
	40,887	30,005

Share of loss from Operating Partnerships(Note D)	(878,419)	(1,308,155)

Expenses
Professional fees	35,861	51,649
Fund management fee (Note C)	237,203	251,028
Amortization	92,396	92,396
General and administrative expenses	19,674	23,357
	385,134	418,430

NET LOSS	$(1,222,666)	$(1,696,580)

Net loss allocated to assignees	$(1,219,609)	$(1,692,339)

Net loss allocated to general partner	$ (3,057)	$ (4,241)

Net loss per BAC	$ (.20)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2009	$ 70,077,473	$ (86,225)	$ 69,991,248

Net loss	(2,642,715)	(6,624)	(2,649,339)

Partners' capital (deficit), September 30, 2009	$ 67,434,758	$ (92,849)	$ 67,341,909

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2009	$ 18,091,999	$ (31,557)	$ 18,060,442

Net loss	(871,348)	(2,184)	(873,532)

Partners' capital (deficit), September 30, 2009	$ 17,220,651	$ (33,741)	$ 17,186,910

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2009	$ 12,800,599	$ (18,807)	$ 12,781,792

Net loss	(551,758)	(1,383)	(553,141)

Partners' capital (deficit), September 30, 2009	$ 12,248,841	$ (20,190)	$ 12,228,651

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2009	$ 39,184,875	$ (35,861)	$ 39,149,014

Net loss	(1,219,609)	(3,057)	(1,222,666)

Partners' capital (deficit), September 30, 2009	$ 37,965,266	$ (38,918)	$ 37,926,348

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net loss	$(2,649,339)	$(3,381,627)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	183,398	183,398
Distributions from Operating Partnerships	18,683	1,103
Share of Loss from Operating Partnerships	1,837,366	2,553,585
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,968)
Decrease (Increase) in accounts receivable	(18,388)	-
(Decrease) Increase in accounts payable affiliates	318,914	68,920

Net cash (used in) provided by operating activities	(309,366)	(576,589)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(28,316)	(19,810)
Investments	-	1,542,853

Net cash (used in) provided by investing activities	(28,316)	1,523,043

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(337,682)	946,454

Cash and cash equivalents, beginning	3,042,878	2,254,324

Cash and cash equivalents, ending	$ 2,705,196	$ 3,200,778

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2009	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ 5,774	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 499,258	$ -

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ 305,596	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2009	2008
Cash flows from operating activities:

Net loss	$ (873,532)	$ (985,988)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	55,109	55,109
Distributions from Operating Partnerships	903	-
Share of Loss from Operating Partnerships	592,009	718,835
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(569)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	194,172	19,178

Net cash (used in) provided by operating activities	(31,339)	(193,435)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Investments	-	549,566

Net cash (used in) provided by investing activities	-	549,566

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,339)	356,131

Cash and cash equivalents, beginning	490,890	191,785

Cash and cash equivalents, ending	$ 459,551	$ 547,916

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2009	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ 2,887	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2009	2008
Cash flows from operating activities:

Net loss	$ (553,141)	$ (699,059)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	35,893	35,893
Distributions from Operating Partnerships	15,013	-
Share of Loss from Operating Partnerships	366,938	526,595
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(569)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	119,190	(5,810)
Net cash (used in) provided by operating activities	(16,107)	(142,950)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Investments	-	619,045

Net cash (used in) provided by investing activities	-	619,045

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,107)	476,095

Cash and cash equivalents, beginning	638,739	204,135

Cash and cash equivalents, ending	$ 622,632	$ 680,230

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2009	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ 2,887	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2009	2008
Cash flows from operating activities:

Net loss	$(1,222,666)	$(1,696,580)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	92,396	92,396
Distributions from Operating Partnerships	2,767	1,103
Share of Loss from Operating Partnerships	878,419	1,308,155
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(830)
Decrease (Increase) in accounts receivable	(18,388)	-
(Decrease) Increase in accounts payable affiliates	5,552	55,552
Net cash (used in) provided by operating activities	(261,920)	(240,204)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(28,316)	(19,810)
Investments	-	374,242

Net cash (used in) provided by investing activities	(28,316)	354,432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(290,236)	114,228

Cash and cash equivalents, beginning	1,913,249	1,858,404

Cash and cash equivalents, ending	$ 1,623,013	$ 1,972,632

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2008	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 499,258	$ -

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ 305,596	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2009
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2009, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of September 30, 2009:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2009, and for the six months ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ 97,086	$ 97,089
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$ 284,457	$ 284,460

The fund management fees paid for the quarters ended September 30, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ -	$ 75,000
Series 48	-	75,000
Series 49	-	100,000
Total	$ -	$ 250,000

The fund management fees paid for the six months ended September 30, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ -	$ 175,000
Series 48	-	125,000
Series 49	250,000	200,000
Total	$ 250,000	$ 500,000

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2009 and 2008 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2009 and 2008 is as follows:
	2009	2008
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2009.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Total 2009	Total 2008

Revenues
Rental	$ 10,310,394	$ 9,731,365
Interest and other	370,850	434,881
	10,681,244	10,166,246

Expenses
Interest	2,362,655	2,614,960
Depreciation and amortization	3,928,924	3,954,831
Operating expenses	6,527,575	6,175,833
	12,819,154	12,745,624

NET LOSS	$(2,137,910)	$(2,579,378)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(2,116,533)	$(2,553,585)

Net loss allocated to other Partners	$ (21,377)	$ (25,793)

* Amounts include $279,167 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 47 2009	Series 47 2008

Revenues
Rental	$ 4,074,273	$ 3,937,774
Interest and other	138,181	140,110
	4,212,454	4,077,884

Expenses
Interest	910,172	996,121
Depreciation and amortization	1,314,367	1,285,530
Operating expenses	2,585,903	2,522,329
	4,810,442	4,803,980

NET LOSS	$ (597,988)	$ (726,096)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (592,009)	$ (718,835)

Net loss allocated to other Partners	$ (5,979)	$ (7,261)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 48 2009	Series 48 2008

Revenues
Rental	$ 2,225,742	$ 2,186,715
Interest and other	56,018	78,718
	2,281,760	2,265,433

Expenses
Interest	500,384	576,324
Depreciation and amortization	864,792	884,534
Operating expenses	1,287,227	1,336,488
	2,652,403	2,797,346

NET LOSS	$ (370,643)	$ (531,913)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (366,938)	$ (526,595)

Net loss allocated to other Partners	$ (3,705)	$ (5,318)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	Series 49 2009	Series 49 2008

Revenues
Rental	$ 4,010,379	$ 3,606,876
Interest and other	176,651	216,053
	4,187,030	3,822,929

Expenses
Interest	952,099	1,042,515
Depreciation and amortization	1,749,765	1,784,767
Operating expenses	2,654,445	2,317,016
	5,356,309	5,144,298

NET LOSS	$(1,169,279)	$(1,321,369)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,157,586)	$(1,308,155)

Net loss allocated to other Partners	$ (11,693)	$ (13,214)

* Amounts include $279,167 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

NOTE F - SUBSEQUENT EVENT

The Fund has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Fund's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2009 were $284,457 and total fund management fees accrued as of September 30, 2009, were $1,400,727. During the quarter ended September 30, 2009, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2009.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended September 30, 2009, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $291,632 as of September 30, 2009. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $135,775 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended September 30, 2009, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $493,763 as of September 30, 2009. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $337,906 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2009, Series 49 released $28,316 of capital contributions to one Operating Partnership. Series 49 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,758,550 as of September 30, 2009. Of the total amount outstanding, $1,619,127 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $139,423 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2009 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2009 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee	6 Months Fund Management Fee	6 Months Reporting Fee
Series 47	$ 97,086	$ 4,899	$194,172	$ 7,413
Series 48	59,595	2,163	119,190	2,163
Series 49	127,776	15,963	255,552	18,349
	$284,457	$23,025	$568,914	$27,925

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 47 reflects a net loss from Operating Partnerships of $(597,988) and $(726,096), respectively, which includes depreciation and amortization of $1,314,367 and $1,285,530, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Operating expenses in 2009 remain an issue and are higher than the State averages. Maintenance costs were higher than budgeted due to the ongoing efforts to enhance curb appeal at the property. In addition, although occupancy has averaged 94% through the third quarter of 2009, the property experienced some occupancy fluctuation due to several tenant evictions caused by non-payment of rent and incurred extra costs in turning vacant units. Due to an increase in the cost of health insurance, other benefits and advertising costs, the administrative expenses were higher than budgeted. Utility expenses (water & sewer) increased by 10% in 2009 compared to 2008, due to an increase in water/sewer rates in Tarrant County. To reduce utility expenses, management organized information seminars for residents on reducing water consumption. In addition, management puts out a monthly newsletter that outlines various energy conservation tips.

Despite an average occupancy of 94% in the third quarter of 2009, the property continues to operate below breakeven. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Marion Apartments-Osceola, LP (Village Glen Apartments) is a 32-unit family property located in Marion, MI. Occupancy decreased from 98% in 2006 to 89% in 2007 due to ineffective management, resulting in slightly below breakeven operations. A new site manager was hired in 2008. Marketing efforts were increased and maintenance costs were kept within budget. Occupancy improved to 92% in 2008, but operations remained below breakeven for the year due to increased operating expenses related to employment tax and benefit fees. The property has been 100% occupied from January 2009 through May 2009, and has averaged 97% year-to-date through August. The property is expected to breakeven for the year. The operating general partner's operating deficit guaranty expired in March 2009. The property's mortgage, real estate taxes and insurance payments are all current.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The plants' closings and loss of employment caused a significant increase in "skips" and evictions. There were a total of 121 early move-outs in 2008. The increase in bad debt, together with legal and turnover expenses, combined with the income loss, and prevented the property from operating above breakeven in 2008. The market is very price-sensitive and competing properties dropped rents by as much as $100 in early 2009. McEver Vineyards decreased their rents a few months later to remain competitive, but many residents had already left by then. Occupancy declined from a high of 95% in February to a low of approximately 77% as of October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. Management is focusing on resident retention and applicant selection criteria in an effort to reduce turnover. To improve the communication between management and residents, 60% of whom speak Spanish, management has staffed the property with 3 bi-lingual employees. As of October 2009, the mortgage is in default. The operating general partner is currently in negotiations with the lender in an effort to restructure the debt in order to improve cash flow. A representative of the investment general partner visited the site in October 2009. At this point the property is suffering from lack of proactive management and marketing efforts. Areas of needed improvement include: setting up a model apartment, increased advertising, increased staffing, opening on weekends and improving the curb appeal of the property. In addition, only ten of the fifty vacant units were rent ready and most of the amenities offered at the site were in need of repair. The investment general partner will continue to prompt the operating general partner to fund the situations as required under the terms of the Partnership Agreement in order to improve operations. The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage or gain a temporary forbearance on payments in order to complete the needed improvements at the site. The property's real estate taxes and insurance payments are all current. The operating general partner's operating deficit guaranty expires in March 2010.

Series 48

As of September 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 11 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 48 reflects a net loss from Operating Partnerships of $(370,643) and $(531,913), respectively, which includes depreciation and amortization of $864,792 and $884,534, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, Kansas. The investment general partner conducted a site visit in August 2008, and concluded that the property has a very favorable physical appearance and good curb appeal. Occupancy averaged 90% in 2008 and has increased to 93% as of the end of the third quarter 2009; up slightly from 90% from the end of June 2009. The property is operating slightly below breakeven through the third quarter due to ongoing unplanned expenses attributed to tax assessments and other legal matters. The property successfully appealed their 2008 assessment, and is now in the process of contesting their 2009 valuation as well. Accounts payable remain high, but have been reduced substantially since January 2009.

The local economy in Emporia has experienced negative effects due to two of the largest employers reducing their work force by approximately 2,600 jobs. The loss of jobs in the area has made it difficult for seniors to sell their homes. The property rents are also higher than the area fair market rents, which has caused other potential applicants to rent from the local housing authority at lower rents. The operating general partner is currently paying down past due invoices as funds are available, and believes that operations will continue to improve over time. The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to this original underwritten level. The mortgage payments, taxes, and insurance are all current.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The plants' closings and loss of employment caused a significant increase in "skips" and evictions. There were a total of 121 early move-outs in 2008. The increase in bad debt, together with legal and turnover expenses, combined with the income loss, and prevented the property from operating above breakeven in 2008. The market is very price-sensitive and competing properties dropped rents by as much as $100 in early 2009. McEver Vineyards decreased their rents a few months later to remain competitive, but many residents had already left by then. Occupancy declined from a high of 95% in February to a low of approximately 77% as of October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. Management is focusing on resident retention and applicant selection criteria in an effort to reduce turnover. To improve the communication between management and residents, 60% of whom speak Spanish, management has staffed the property with 3 bi-lingual employees. As of October 2009, the mortgage is in default. The operating general partner is currently in negotiations with the lender in an effort to restructure the debt in order to improve cash flow. A representative of the investment general partner visited the site in October 2009. At this point the property is suffering from lack of proactive management and marketing efforts. Areas of needed improvement include: setting up a model apartment, increased advertising, increased staffing, opening on weekends and improving the curb appeal of the property. In addition, only ten of the fifty vacant units were rent ready and most of the amenities offered at the site were in need of repair. The investment general partner will continue to prompt the operating general partner to fund the situations as required under the terms of the Partnership Agreement in order to improve operations. The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage or gain a temporary forbearance on payments in order to complete the needed improvements at the site. The property's real estate taxes and insurance payments are all current. The operating general partner's operating deficit guaranty expires in March 2010.

Series 49

As of September 30, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 49 reflects a net loss from Operating Partnerships of $(1,169,279) and $(1,321,369), respectively, which includes depreciation and amortization of $1,749,765 and $1,784,767, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period. The Operating Partnership's reservation expiration date was shifted from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. Construction was completed in July of 2007, six months behind schedule. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. The property converted to a permanent mortgage on December 15, 2008. The property maintained an average occupancy of 97% in 2008, with above breakeven operations for the year. As of September 30, 2009, occupancy is 97% and the property continues to operate above breakeven. The investment general partner conducted a site inspection in September 2009, and found that the property is very well maintained and is a highly sought-after residence for seniors in the area.

The Gardens of Athens, LP is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007, 2008, and the first three quarters of 2009. The property operated just slightly below breakeven through the third quarter of 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which is also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan to September 30, 2009 and the Operating Partnership has been making the debt payments required under the construction loan.

The operating general partner has received a commitment from a new permanent mortgage lender. The proposed loan will be guaranteed by Rural Development, or RD, under Section 538 and must be approved by RD. The application for the 538 loan was submitted to RD in September 2008 and was approved in the first quarter of 2009. However, the $200,000 shortfall between construction and permanent debt remains under this new loan. The lender has submitted a supplemental loan application for approximately $100,000 of the shortfall for which approval was received in October 2009. The property's current operations show that the property can support the proposed permanent debt and the supplemental debt under the proposed loan terms. The remaining $100,000 shortfall will be funded by a loan of remaining investment general partner equity of approximately $50,000; funds from the operating general partner and Operating Partnership of $10,000; and a loan from the reserves of the investment general partner in the amount of $40,000. The equity loan of $50,000 from the investment general partner will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks and the loan from the investment general partner's reserves will be payable from cash flow and/or a capital transaction. Because formal written approval of the supplemental debt was not received in the third quarter, the conversion to permanent financing was delayed, but conversion is expected to occur in the fourth quarter of 2009. In 2008, the Operating Partnership was delinquent on its 2007 real estate taxes. In an effort to delay further proceedings by the tax authority, the construction lender paid the taxes and added the amount of approximately $20,000 to the principal balance of the construction loan. The construction lender has provided a further extension on the construction loan term to October 31, 2009 and has agreed to extend another 60 days if necessary.

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

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than seven months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it slipped to 87% by June 2008. The average occupancy for 2008 was 88% and during the first three quarters of 2009 was 89%. Operations were below breakeven for 2007 and 2008 and have remained below breakeven through 2009.

In the second quarter of 2007, the general contractor for the construction of the property filed a lien for non-payment of the construction retainage. In February 2008, after arbitration, the contractor was awarded approximately $310,000. The operating general partner did not have resources to pay the judgment. Because of the existence of this lien and delinquent real estate taxes, the lender issued a default notice on August 20, 2007.

Upon receipt of the default notice, the investment general partner began discussions with the lender regarding a debt restructure. Several proposals have been made, but the general outline of them has been that the investment general partner would appeal the real estate taxes (a $33,000 per annum reduction was obtained in the first quarter of 2009), bring in a replacement operating general partner and arrange for the investment limited partner to make an additional $450,000 contribution from the investment partnership reserves. These funds would be used to resolve the contractor's lien at a discount, and pay down payables and past due taxes. The lender would agree to a debt service reduction that would result in a 1.15 debt service coverage ratio based on the property's current operating performance. The lender is considering this proposal, but in the meantime has initiated foreclosure proceedings so as to preserve its rights under the loan documents.

In July 2009, the contractor filed for a motion for summary judgment, requesting foreclosure of the mechanic's lien. However, the contractor remains open to discounted payoff of its lien (because its judgment would be rendered worthless by a foreclosure by the first mortgagee) and has suggested it might consider taking the role of replacement operating general partner in settlement for its judgment.

This property is part of a portfolio, which includes several troubled properties. Over the last two years, the operating general partner's financial position has deteriorated and his ability to recapitalize any of his properties appears doubtful. The investment general partner is actively working to restructure the debt, as discussed above, and insert a replacement operating general partner in connection with the debt restructure. If resolution on a debt restructure can be reached, the investment general partner anticipates such resolution to occur in the fourth quarter of 2009 or the first quarter of 2010. If the lender declines to restructure the debt, it is likely that the property will be foreclosed in the fourth quarter of 2009 or the first quarter of 2010. In the foreclosure scenario, there would be estimated recapture of tax credits previously claimed of $377,219 plus $29,214 of penalty interest, as well as an estimated loss of future tax credits for this property of $4,408,416. This represents credit loss of $735 and recapture of $68, respectively, per 1,000 BACs.

Linden-Shawnee Partners, LP (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008 and has decreased to an average of 83% through September 30, 2009. The property continues to operate above breakeven and maintains operating and replacement reserve funds. The local economy in Shawnee has experienced negative effects due to employment levels decreasing, causing local resident population to seek employment in Oklahoma City where there are more jobs available. The property rents are lower than the area fair market rents. This has prompted management to target the competing properties by sending a mass mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management did another mass mailing in October 2009 to over 500 units with slightly lower rents to better determine market conditions. The mailings were to all rental units excluding nursing homes. Current incentives include two months free rent, contingent upon executing leases by the end of October. In order to increase visibility of the property from the street, management intends to clear trees between the property and the road. If units still remain vacant after the increased efforts, they plan to offer washers and dryers in the units. The mortgage payments, taxes, and insurance are all current.

Off Balance Sheet Arrangements

None.

Principal Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Fund to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, due to the uncertainty of the current economy, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the year ended March 31, 2009. This resulted in increased impairment losses. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

As of March 31, 2004, the Fund adopted GAAP for the Consolidation of Variable Interest Entities. GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Principal Critical Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, now superseded by the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification guidance (ASC) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

In February 2007, the FASB issued guidance for The Fair Value Option for Financial Assets and Financial Liabilities, now superseded by the Financial Instruments Topic of the FASB ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted this guidance and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In June 2006, guidance for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued (now superseded by the Income Taxes Topic of the FASB ASC). This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be

Recent Accounting Changes - continued

sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, this guidance does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued further guidance for Certain Nonpublic Enterprises, which deferred the effective date for nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on its application to pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding the application to pass-through entities changes and is extended to public enterprises.

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It is effective for Boston Capital Tax Credit Fund V L.P. as of June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the FASB issued guidance on Equity Method Investment Accounting Considerations, now superseded by the Equity Method and Joint Ventures Topic of the FASB ASC, that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued guidance for Subsequent Events in the Subsequent Events Topic of the FASB ASC. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund V L.P. as of June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 16, 2009		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 16, 2009	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.