Form 10-Q
period 2009-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2010-02-16
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-14
Statements of Changes in Partners' Capital (Deficit)	15-16
Statements of Cash Flows	17-24
Notes to Financial Statements	25-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4T. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$57,136,880	$60,197,064

OTHER ASSETS

Cash and cash equivalents	2,674,872	3,042,878
Notes receivable	1,195,718	1,694,976
Acquisition costs net	8,019,903	8,286,275
Other assets	936,844	918,456
	$69,964,217	$74,139,649

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	1,360,184	1,081,813
Capital contributions payable	2,543,945	3,065,745
	3,904,972	4,148,401

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	66,155,300	70,077,473
General Partner	(96,055)	(86,225)
	66,059,245	69,991,248
	$69,964,217	$74,139,649

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 47

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,770,399	$15,657,200

OTHER ASSETS
Cash and cash equivalents	408,206	490,890
Notes receivable	155,857	155,857
Acquisition costs net	2,362,115	2,441,693
Other assets	43,989	43,989
	$17,740,566	$18,789,629

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	681,315	440,057
Capital contributions payable	291,632	288,745
	973,332	729,187

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	16,802,024	18,091,999
General Partner	(34,790)	(31,557)
	16,767,234	18,060,442
	$17,740,566	$18,789,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 48

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,544,725	$11,155,007

OTHER ASSETS
Cash and cash equivalents	595,534	638,739
Notes receivable	155,857	155,857
Acquisition costs net	1,591,590	1,644,331
Other assets	43,989	43,989
	$12,931,695	$13,637,923

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	518,925	365,140
Capital contributions payable	493,763	490,876
	1,012,803	856,131

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	11,939,856	12,800,599
General Partner	(20,964)	(18,807)
	11,918,892	12,781,792
	$12,931,695	$13,637,923

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 49

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$31,821,756	$33,384,857

OTHER ASSETS
Cash and cash equivalents	1,671,132	1,913,249
Notes receivable	884,004	1,383,262
Acquisition costs net	4,066,198	4,200,251
Other assets	848,866	830,478
	$39,291,956	$41,712,097

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	159,944	276,616
Capital contributions payable	1,758,550	2,286,124
	1,918,837	2,563,083

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	37,413,420	39,184,875
General Partner	(40,301)	(35,861)
	37,373,119	39,149,014
	$39,291,956	$41,712,097

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 914	$ 15,466
Other income	-	19,200
	914	34,666

Share of loss from Operating Partnerships(Note D)	(893,684)	(1,294,365)

Expenses
Professional fees	13,005	34,197
Fund management fee (Note C)	257,101	275,607
Amortization	91,699	91,699
General and administrative expenses	28,087	37,440
	389,892	438,943

NET LOSS	$(1,282,662)	$(1,698,642)

Net loss allocated to assignees	$(1,279,456)	$(1,694,396)

Net loss allocated to general partner	$ (3,206)	$ (4,246)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2009	2008

Income
Interest income	$ 193	$ 2,735
Other income	-	4,800
	193	7,535

Share of loss from Operating Partnerships(Note D)	(293,691)	(406,800)

Expenses
Professional fees	2,735	4,421
Fund management fee (Note C)	87,259	97,086
Amortization	27,554	27,554
General and administrative expenses	8,630	12,550
	126,178	141,611

NET LOSS	$ (419,676)	$ (540,876)

Net loss allocated to assignees	$ (418,627)	$ (539,524)

Net loss allocated to general partner	$ (1,049)	$ (1,352)

Net loss per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2009	2008

Income
Interest income	$ 297	$ 3,419
Other income	-	4,350
	297	7,769

Share of loss from Operating Partnerships(Note D)	(230,119)	(248,955)

Expenses
Professional fees	2,699	4,349
Fund management fee (Note C)	52,095	59,595
Amortization	17,946	17,946
General and administrative expenses	7,197	10,570
	79,937	92,460

NET LOSS	$ (309,759)	$ (333,646)

Net loss allocated to assignees	$ (308,985)	$ (332,812)

Net loss allocated to general partner	$ (774)	$ (834)

Net loss per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2009	2008

Income
Interest income	$ 424	$ 9,312
Other income	-	10,050
	424	19,362

Share of loss from Operating Partnerships(Note D)	(369,874)	(638,610)

Expenses
Professional fees	7,571	25,427
Fund management fee (Note C)	117,747	118,926
Amortization	46,199	46,199
General and administrative expenses	12,260	14,320
	183,777	204,872

NET LOSS	$ (553,227)	$ (824,120)

Net loss allocated to assignees	$ (551,844)	$ (822,060)

Net loss allocated to general partner	$ (1,383)	$ (2,060)

Net loss per BAC	$ (.09)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 43,727	$ 76,742
Other income	-	19,243
	43,727	95,985

Share of loss from Operating Partnerships(Note D)	(2,731,050)	(3,847,950)

Expenses
Professional fees	95,710	138,321
Fund management fee (Note C)	798,091	815,049
Amortization	275,098	275,098
General and administrative expenses	75,781	99,836
	1,244,680	1,328,304

NET LOSS	$(3,932,003)	$(5,080,269)

Net loss allocated to assignees	$(3,922,173)	$(5,067,568)

Net loss allocated to general partner	$ (9,830)	$ (12,701)

Net loss per BAC	$ (.33)	$ (.43)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2009	2008

Income
Interest income	$ 1,026	$ 16,726
Other income	-	4,843
	1,026	21,569

Share of loss from Operating Partnerships(Note D)	(885,700)	(1,125,635)

Expenses
Professional fees	27,839	31,629
Fund management fee (Note C)	274,018	275,643
Amortization	82,663	82,663
General and administrative expenses	24,014	32,862
	408,534	422,797

NET LOSS	$ (1,293,208)	$(1,526,863)

Net loss allocated to assignees	$ (1,289,975)	$(1,523,046)

Net loss allocated to general partner	$ (3,233)	$ (3,817)

Net loss per BAC	$ (.37)	$ (.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2009	2008

Income
Interest income	$ 1,390	$ 20,699
Other income	-	4,350
	1,390	25,049

Share of loss from Operating Partnerships(Note D)	(597,057)	(775,550)

Expenses
Professional fees	24,439	29,617
Fund management fee (Note C)	169,122	169,452
Amortization	53,840	53,840
General and administrative expenses	19,832	29,297
	267,233	282,206

NET LOSS	$ (862,900)	$(1,032,707)

Net loss allocated to assignees	$ (860,743)	$(1,030,125)

Net loss allocated to general partner	$ (2,157)	$ (2,582)

Net loss per BAC	$ (.37)	$ (.45)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2009	2008

Income
Interest income	$ 41,311	$ 39,317
Other income	-	10,050
	41,311	49,367

Share of loss from Operating Partnerships(Note D)	(1,248,293)	(1,946,765)

Expenses
Professional fees	43,432	77,075
Fund management fee (Note C)	354,951	369,954
Amortization	138,595	138,595
General and administrative expenses	31,935	37,677
	568,913	623,301

NET LOSS	$(1,775,895)	$(2,520,699)

Net loss allocated to assignees	$(1,771,455)	$(2,514,397)

Net loss allocated to general partner	$ (4,440)	$ (6,302)

Net loss per BAC	$ (.30)	$ (.42)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2009	$ 70,077,473	$ (86,225)	$ 69,991,248

Net loss	(3,922,173)	(9,830)	(3,932,003)

Partners' capital (deficit), December 31, 2009	$ 66,155,300	$ (96,055)	$ 66,059,245

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2009	$ 18,091,999	$ (31,557)	$ 18,060,442

Net loss	(1,289,975)	(3,233)	(1,293,208)

Partners' capital (deficit), December 31, 2009	$ 16,802,024	$ (34,790)	$ 16,767,234

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2009	$ 12,800,599	$ (18,807)	$ 12,781,792

Net loss	(860,743)	(2,157)	(862,900)

Partners' capital (deficit), December 31, 2009	$ 11,939,856	$ (20,964)	$ 11,918,892

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2009	$ 39,184,875	$ (35,861)	$ 39,149,014

Net loss	(1,771,455)	(4,440)	(1,775,895)

Partners' capital (deficit), December 31, 2009	$ 37,413,420	$ (40,301)	$ 37,373,119

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net loss	$(3,932,003)	$(5,080,269)
Adjustments to reconcile loss to net cash (used in) provided by operating activities
Amortization	275,098	275,098
Distributions from Operating Partnerships	20,586	1,103
Share of Loss from Operating Partnerships	2,731,050	3,847,950
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,968)
Decrease (Increase) in accounts receivable	287,208	-
(Decrease) Increase in accounts payable affiliates	278,371	353,377

Net cash (used in) provided by operating activities	(339,690)	(604,709)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(28,316)	(19,810)
Investments	-	1,542,853

Net cash (used in) provided by investing activities	(28,316)	1,523,043

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(368,006)	918,334

Cash and cash equivalents, beginning	3,042,878	2,254,324

Cash and cash equivalents, ending	$ 2,674,872	$ 3,172,658

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 5,774	$ 6,334

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 499,258	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2009	2008
Cash flows from operating activities:

Net loss	$ (1,293,208)	$ (1,526,863)
Adjustments to reconcile loss to net cash (used in) provided by operating activities
Amortization	82,663	82,663
Distributions from Operating Partnerships	903	-
Share of Loss from Operating Partnerships	885,700	1,125,635
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(569)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	241,258	116,264

Net cash (used in) provided by operating activities	(82,684)	(202,870)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Investments	-	549,566

Net cash (used in) provided by investing activities	-	549,566

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,684)	346,696

Cash and cash equivalents, beginning	490,890	191,785

Cash and cash equivalents, ending	$ 408,206	$ 538,481

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

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2009	2008
Cash flows from operating activities:

Net loss	$ (862,900)	$ (1,032,707)
Adjustments to reconcile loss to net cash (used in) provided by operating activities
Amortization	53,840	53,840
Distributions from Operating Partnerships	15,013	-
Share of Loss from Operating Partnerships	597,057	775,550
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(569)
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	153,785	53,785
Net cash (used in) provided by operating activities	(43,205)	(150,101)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Investments	-	619,045

Net cash (used in) provided by investing activities	-	619,045

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,205)	468,944

Cash and cash equivalents, beginning	638,739	204,135

Cash and cash equivalents, ending	$ 595,534	$ 673,079

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

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2009	2008
Cash flows from operating activities:

Net loss	$(1,775,895)	$(2,520,699)
Adjustments to reconcile loss to net cash (used in) provided by operating activities
Amortization	138,595	138,595
Distributions from Operating Partnerships	4,670	1,103
Share of Loss from Operating Partnerships	1,248,293	1,946,765
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(830)
Decrease (Increase) in accounts receivable	287,208	-
(Decrease) Increase in accounts payable affiliates	(116,672)	183,328
Net cash (used in) provided by operating activities	(213,801)	(251,738)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(28,316)	(19,810)
Investments	-	374,242

Net cash (used in) provided by investing activities	(28,316)	354,432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(242,117)	102,694

Cash and cash equivalents, beginning	1,913,249	1,858,404

Cash and cash equivalents, ending	$ 1,671,132	$ 1,961,098

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2009	2008
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ 6,334

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 499,258	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2009, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of December 31, 2009:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2009, and for the nine months ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$ 284,457	$ 284,457

The fund management fees paid for the quarters ended December 31, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ 50,000	$ -
Series 48	25,000	-
Series 49	250,000	-
Total	$ 325,000	$ -

The fund management fees paid for the nine months ended December 31, 2009 and 2008 are as follows:
	2009	2008
Series 47	$ 50,000	$ 175,000
Series 48	25,000	125,000
Series 49	500,000	200,000
Total	$ 575,000	$ 500,000

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2009 and 2008 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2009 and 2008 is as follows:
	2009	2008
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2009.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Total 2009	Total 2008

Revenues
Rental	$ 15,770,479	$ 14,494,327
Interest and other	580,010	662,106
	16,350,489	15,156,433

Expenses
Interest	3,578,317	3,853,968
Depreciation and amortization	6,039,899	6,000,715
Operating expenses	9,891,201	9,188,569
	19,509,417	19,043,252

NET LOSS	$(3,158,928)	$(3,886,819)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(3,127,341)	$(3,847,950)

Net loss allocated to other Partners	$ (31,587)	$ (38,869)

* Amounts include $396,291 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 47 2009	Series 47 2008

Revenues
Rental	$ 6,410,110	$ 5,869,563
Interest and other	221,538	201,230
	6,631,648	6,070,793

Expenses
Interest	1,457,815	1,465,637
Depreciation and amortization	2,048,959	1,979,510
Operating expenses	4,019,520	3,762,651
	7,526,294	7,207,798

NET LOSS	$ (894,646)	$(1,137,005)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (885,700)	$(1,125,635)

Net loss allocated to other Partners	$ (8,946)	$ (11,370)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 48 2009	Series 48 2008

Revenues
Rental	$ 3,309,484	$ 3,186,322
Interest and other	76,973	120,446
	3,386,457	3,306,768

Expenses
Interest	739,218	823,285
Depreciation and amortization	1,298,940	1,324,206
Operating expenses	1,951,386	1,942,661
	3,989,544	4,090,152

NET LOSS	$ (603,087)	$ (783,384)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (597,057)	$ (775,550)

Net loss allocated to other Partners	$ (6,030)	$ (7,834)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	Series 49 2009	Series 49 2008

Revenues
Rental	$ 6,050,885	$ 5,438,442
Interest and other	281,499	340,430
	6,332,384	5,778,872

Expenses
Interest	1,381,284	1,565,046
Depreciation and amortization	2,692,000	2,696,999
Operating expenses	3,920,295	3,483,257
	7,993,579	7,745,302

NET LOSS	$(1,661,195)	$(1,966,430)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,644,584)	$(1,946,765)

Net loss allocated to other Partners	$ (16,611)	$ (19,665)

* Amounts include $396,291 and $- for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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

NOTE F - SUBSEQUENT EVENT

Events that occur after the balance sheet date but before the financial statements were issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Fund through February 16, 2010 (the date the financial statements were issued) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2009 were $284,457 and total fund management fees accrued as of December 31, 2009, were $1,360,184. During the quarter ended December 31, 2009, $325,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2009.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended December 31, 2009, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $291,632 as of December 31, 2009. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $135,775 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended December 31, 2009, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $493,763 as of December 31, 2009. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $337,906 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2009, Series 49 did not record any releases of contributions. Series 49 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,758,550 as of December 31, 2009. Of the total amount outstanding, $1,619,127 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $139,423 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2009 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2009 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee	9 Months Fund Management Fee	9 Months Reporting Fee
Series 47	$ 97,086	$ 9,827	$291,258	$17,240
Series 48	59,595	7,500	178,785	9,663
Series 49	127,776	10,029	383,328	28,377
	$284,457	$27,356	$853,371	$55,280

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 47 reflects a net loss from Operating Partnerships of $(894,646) and $(1,137,005), respectively, which includes depreciation and amortization of $2,048,959 and $1,979,510, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in 2008, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, maintenance and utilities. Although occupancy has averaged 93% through the fourth quarter of 2009 and was 93% as of year end, the property experienced some occupancy fluctuation due to several tenant evictions caused by non-payment of rent and incurred extra costs in turning vacant units. Due to an increase in the cost of health insurance, other benefits and advertising costs, the administrative expenses were higher than budgeted. Utility expenses in 2009 increased slightly over 2008 levels, due to an increase in water/sewer rates in Tarrant County. To reduce utility expenses, management organized information seminars for residents on reducing water consumption. In addition, management puts out a monthly newsletter that outlines various energy conservation tips. Through the fourth quarter of 2009, the property has operated slightly below breakeven. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

Marion Apartments-Osceola, LP (Village Glen Apartments) is a 32-unit family property located in Marion, MI. Operations were below breakeven in 2007 and 2008, but have steadily improved since the hiring of a new site manager in late 2008. The property averaged 97% occupancy in 2009 and ended the year at 97% as of December 31, 2009, with above breakeven operations. The mortgage, real estate taxes and insurance payments are all current.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. As a result, there were a total of 121 early move-outs in 2008 causing increased bad debt and high legal and turnover expenses that prevented the property from operating above breakeven. The market is very price-sensitive and competing properties dropped rents by as much as $100 in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. Occupancy declined from a high of 95% in February to a low of approximately 77% in October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009. The operating general partner is currently in negotiations with the lender in an effort to restructure the debt in order to improve cash flow. A representative of the investment general partner visited the site in October 2009 and concluded that the property is suffering from lack of proactive management and marketing efforts. Areas of needed improvement included: setting up a model apartment, increased advertising, increased staffing, opening on weekends and improving the curb appeal of the property. In addition, only ten of the fifty vacant units were rent ready and most of the amenities offered at the site were in need of repair. Management has begun to implement those strategies, which together with offering concessions of $100 off for 6 months if leased in December, have helped the property end the year 90% occupied. Operations, however, remain below breakeven due to the reduced rents. The property's real estate taxes were due on December 31, 2009, but have not been paid. The investment general will be sending a notice of demand to the operating general partner in January 2010 requesting that taxes be brought current within 30 days. The investment general partner will continue to prompt the operating general partner to fund all deficits as required under the terms of the Operating Partnership Agreement in order to improve operations. The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage and bring operations to breakeven status. However, the investment general partner is also exploring possible replacements for the operating general partner in the event that the current operating general partner is unable to meet their obligations to the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2009 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. Occupancy was 85% as of year end 2009. The operating general partner increased marketing in 2009 by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Despite an average occupancy of 87% in 2009, the property is operating above breakeven. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average expense per unit. The mortgage and insurance payments are current.

Hillsboro Fountainhead, LP (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX. Occupancy averaged 85% in 2008 with below breakeven operations. The local economy has struggled with widespread layoffs in the retail industry, most notably at the Outlet Mall and Walmart. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. Federal funding for new Section 8 vouchers has not been increased since August 2008. People generally cannot afford to lease at the property without the assistance of Section 8 vouchers. This has made leasing units as they become vacant very difficult. Also, utility allowances were increased in October 2009 while rents have stayed the same or declined, meaning net cash to the site has decreased. The lack of federal funds has forced many families to move in with relatives or friends as rents are no longer affordable. Other area Low-Income Housing Tax Credit competitors report occupancy rates in the 70%-80% range. The property is in excellent condition and all vacant units are rent ready. Management works with local churches, other property owners, and law enforcement agencies in an effort to attract tenants that will meet the rental requirements. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Occupancy at the end of the fourth quarter of 2009 was 81% with below breakeven operations. All real estate tax, insurance and mortgage payments are current.

Series 48

As of December 31, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 48 reflects a net loss from Operating Partnerships of $(603,087) and $(783,384), respectively, which includes depreciation and amortization of $1,298,940 and $1,324,206, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, LP (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, Kansas. A site visit was conducted in August 2009, and revealed that the property has a very favorable physical appearance and good curb appeal. Occupancy averaged 90% in 2008 and has increased to 98% as of December 31, 2009. The property is operating below breakeven through December due to ongoing and unplanned expenses attributed to tax assessments and other legal matters. The property successfully appealed their 2008 assessment, and provided a tax bill to confirm the actual 2009 tax amount was approximately $10,000 less than the original budgeted amount. Subsequently, the 2010 budget has been revised to reflect the reduced figure. The State of Kansas has also imposed an additional new franchise tax on the property. Management is researching and planning to hire legal representation to assist in reducing excessive taxes that are being imposed on low income Section 42 properties.

The local economy in Emporia has experienced negative effects due to two of the largest employers reducing their work force by approximately 2,600 jobs in 2009. The loss of jobs in the area has made it difficult for seniors to sell their homes. The property rents are also higher than the area fair market rents, which has caused other potential applicants to rent from the local housing authority at lower rents. The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to the original underwritten level. The investment general partner and operating general partner have initiated discussions on analyzing the 2009 operating results with a goal of working towards rental achievement in 2010. Accounts payable consists mainly of accrued asset management and partnership fees. Trade payable balances are nominal. The mortgage payments, taxes, and insurance are all current.

McEver Vineyards LP (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. As a result, there were a total of 121 early move-outs in 2008 causing increased bad debt and high legal and turnover expenses that prevented the property from operating above breakeven. The market is very price-sensitive and competing properties dropped rents by as much as $100 in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. Occupancy declined from a high of 95% in February to a low of approximately 77% in October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009. The operating general partner is currently in negotiations with the lender in an effort to restructure the debt in order to improve cash flow. A representative of the investment general partner visited the site in October 2009 and concluded that the property is suffering from lack of proactive management and marketing efforts. Areas of needed improvement included: setting up a model apartment, increased advertising, increased staffing, opening on weekends and improving the curb appeal of the property. In addition, only ten of the fifty vacant units were rent ready and most of the amenities offered at the site were in need of repair. Management has begun to implement those strategies, which together with offering concessions of $100 off for 6 months if leased in December, have helped the property end the year 90% occupied. Operations, however, remain below breakeven due to the reduced rents. The property's real estate taxes were due on December 31, 2009, but have not been paid. The investment general will be sending a notice of demand to the operating general partner in January 2010 requesting that taxes be brought current within 30 days. The investment general partner will continue to prompt the operating general partner to fund all deficits as required under the terms of the Operating Partnership Agreement in order to improve operations. The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage and bring operations to breakeven status. However, the investment general partner is also exploring possible replacements for the operating general partner in the event that the current operating general partner is unable to meet their obligations to the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount.

Series 49

As of December 31, 2009 and 2008, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 49 reflects a net loss from Operating Partnerships of $(1,661,195) and $(1,966,430), respectively, which includes depreciation and amortization of $2,692,000 and $2,696,999, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East LP (Post Oak East Apartments) is a 240-unit family property located in Fort Worth, Texas. Occupancy was 85% as of December 31, 2009. The property continues to operate below breakeven through the fourth quarter of 2009 due to low occupancy and high operating expenses. The property has struggled to maintain stable occupancy due to the current market conditions and local competition coupled with poor management. Operating expenses are high due to bad debt, turnover costs, and maintenance expenses. Post Oak Apartments has been experiencing higher resident turnover than expected, primarily because of delinquency and evictions. Most evicted residents lost their means of employment and could no longer meet their rental obligations. Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions. Furthermore, poor management has contributed to low occupancy, escalation of bad debt, and high operating expenses. The operating general partner addressed the problem by replacing the management company in August of 2008. The new management has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. They also implemented a "no tolerance" policy to enforce collection rules. Residents are now charged for damages and lease violations, and are being evicted if necessary. Management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Flyers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The property manager is also taking a personal approach by meeting with each new resident and following up with them on a regular basis to see if the resident is happy. Management is also collecting delinquent rent on the fourth day of the month by walking the property and knocking on doors. In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to increase the rent restriction on the 38 units that were at the 30% income level to the 60% income level. This will result in increased income in 2010. To reduce turnover and minimize turnover expenses, management is currently offering to paint units and install new carpets to entice residents to renew their leases. Management has also added concessions and other incentives to improve occupancy. Management is currently offering reduced rents on one-bedroom and three-bedroom apartments, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property.

As the result of low economic occupancy and not meeting the lender's requirements for conversion, the property has not been able to convert from the construction mortgage as originally projected. The bank has granted the Operating Partnership a second extension of the construction loan through February 16, 2010. Currently, the operating general partner is exploring all available options to take out the construction debt. The operating general partner has an unlimited guarantee until Rental Achievement. Rental Achievement is defined as a 1.15 debt service coverage ratio for three consecutive months. Once Rental Achievement occurs, the operating general partner is obligated until the third anniversary of Rental Achievement to advance funds to eliminate operating deficits in an amount not to exceed $1,000,000. The investment limited partner continues to monitor this situation to ensure the property converts to permanent financing. The property's construction mortgage, real estate tax and insurance payments are current.

Columbia Blackshear Senior Residences L.P. (Columbia Blackshear Senior Residences) is a 78-unit senior development located in Atlanta, GA. Substantial delays were encountered during the construction period. The Operating Partnership's reservation expiration date was shifted from December 31, 2006, to December 31, 2007, allowing ample time to complete construction without jeopardizing the Operating Partnership's allocation of tax credits. Construction was completed in July of 2007, six months behind schedule. The property achieved 100% qualified occupancy as of November 30, 2007, and was able to deliver the required credits for 2007. The property converted to a permanent mortgage on December 15, 2008. The property maintained an average occupancy of 97% in 2008, with above breakeven operations for the year. As of December 31, 2009, occupancy is 97% and the property continues to operate above breakeven. The investment general partner conducted a site inspection in September 2009, and found that the property is very well maintained and is a highly sought-after residence for seniors in the area.

The Gardens of Athens, LP (The Garden of Athens) is a 36-unit elderly development located in Athens, Texas. Occupancy has been strong since lease-up in 2006, averaging 100% in 2007, 2008, and 2009. The property operated just slightly below breakeven through the third quarter of 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which is also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan through January 2010 and the Operating Partnership has been making the debt payments required under the construction loan.

The operating general partner has received a commitment from a new permanent mortgage lender. The proposed loan will be guaranteed by Rural Development under Section 538 and must be approved by RD. The application for the 538 loan was submitted to RD in September 2008 and was approved in the first quarter of 2009. However, the $200,000 shortfall between construction and permanent debt remains under this new loan. The lender has submitted a supplemental loan application for approximately $100,000 of the shortfall for which approval was received in October 2009. The property's current operations show that the property can support the proposed permanent debt and the supplemental debt under the proposed loan terms. The remaining $100,000 shortfall will be funded by a loan of remaining investment partnership equity of approximately $45,000; funds from the operating general partner and Operating Partnership of $10,000; and a loan from the reserves of the investment partnership in the amount of $45,000. The equity loan of $45,000 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks and the loan from the investment partnership's reserves will be payable from cash flow and/or a capital transaction. Because formal written approval of the supplemental debt was not received in the third quarter, the conversion to permanent financing was delayed, but conversion is expected to occur in January 2010. In 2008, the Operating Partnership was delinquent on its 2007 real estate taxes. In an effort to delay further proceedings by the tax authority, the construction lender paid the taxes and added the amount of approximately $20,000 to the principal balance of the construction loan.

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

Rosewood Place, LLC (Rosewood Senior Apartments) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than seven months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008; however, it slipped to 87% by June 2008. The average occupancy for 2008 and 2009 was 88%. Operations were below breakeven for 2008 and have remained below breakeven through 2009.

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

Upon receipt of the default notice, the investment general partner began discussions with the lender regarding a debt restructure. Several proposals have been made, but the general outline of them has been that the investment general partner would appeal the real estate taxes (a $33,000 per annum reduction was obtained in the first quarter of 2009), bring in a replacement operating general partner and arrange for the investment limited partner to make an additional $450,000 contribution from the investment partnership reserves. These funds would be used to resolve the contractor's lien at a discount, and pay down payables and past due taxes. The lender would agree to a debt service reduction that would result in a 1.15 debt service coverage ratio based on the property's current operating performance. The lender indicated that it would consider this proposal, but in the meantime has initiated foreclosure proceedings so as to preserve its rights under the loan documents.

In July 2009, the contractor filed for a motion for summary judgment, requesting foreclosure of the mechanic's lien. However, the contractor remains open to discounted payoff of its lien, because its judgment would be rendered worthless by a foreclosure by the first mortgagee, and has suggested it might consider taking the role of replacement operating general partner in settlement for its judgment.

In the fourth quarter of 2009, the operating general partner notified the lender that it may have identified a new lender to refinance the debt. Although no formal forbearance agreement has been entered into, the lender has temporarily delayed the foreclosure to give the operating general partner time to work on this refinancing possibility. However, if the operating general partner does not demonstrate significant progress with the refinance within the first month or two of 2010, the investment general partner believes the lender will either recommence foreclosure actions, at which time the investment general partner will request the lender to reconsider the proposal previously made and outlined above.

This property is part of a portfolio, which includes several troubled properties. Over the last two years, the operating general partner's financial position has deteriorated and his ability to recapitalize any of his properties appears doubtful. The investment general partner is actively working to restructure the debt, as discussed above, and insert a replacement operating general partner in connection with the debt restructure. If resolution on a debt restructure can be reached, the investment general partner anticipates such resolution to occur in the first quarter of 2010. If the lender declines to restructure the debt, it is likely that the property will be foreclosed in the first quarter of 2010. In the 2010 foreclosure scenario, there would be estimated recapture and interest relating to credits previously claimed of $615,072, as well as an estimated loss of future tax credits for this property of $3,854,295. This represents credit loss of $735 and recapture of $68, respectively, per 1,000 BACs.

Linden-Shawnee Partners, LP (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 82% during the third quarter of 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than the area fair market rents. This prompted management to target the competing properties by sending a mass-mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management sent another mass-mailing in October, 2009 to over 500 units with slightly lower rents to better determine market conditions. The mailing was to all rental units excluding nursing homes. Incentives included two months free rent, contingent upon executing leases by the end of October, which resulted in eleven move-ins in the fourth quarter. In order to increase visibility of the property from the street, management cleared trees in between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009. Even with the decrease in overall 2009 average occupancy, the property continued to operate above breakeven. The mortgage payments, taxes, and insurance are all current.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2009 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. Occupancy was 85% as of year-end 2009. The operating general partner increased marketing in 2009 by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Despite an average occupancy of 87% in 2009, the property is operating above breakeven. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average expense per unit. The mortgage and insurance payments are current.

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

Principal Critical Accounting Policies and Estimates - continued

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

In February 2007, the FASB issued GAAP for the Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted GAAP for the Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In June 2006, GAAP for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because the Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes, this guidance does not currently have any impact on the Fund's financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund V L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

Recent Accounting Changes - continued

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund V L.P. as of and for the interim period ended June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Fund's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Fund's accounting policies. The adoption of the Codification did not have a material impact on the Fund's financial position or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 16, 2010		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 16, 2010	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.