Form 10-K
period 2010-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2010-06-29
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010 or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2010

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC.  On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective.  As of March 31, 2010, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2010 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Countrybook Apartments	Champagne, IL	150	$6,820,011	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	551,070	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,556,261	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,323,259	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,400,000	03/04	07/05	100%	2,181,126

McEver Vineyards Apartments	Gainesville, GA	220	10,767,496	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	484,361	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	752,084	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	1,940,793	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,635,902	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,217,172	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,480,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

The Vistas Apartments	Marble Falls, TX	124	$5,900,000	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	6,990,135	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	12,850,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Colusa Avenue Apartments	Chowchilla, CA	38	$1,918,804	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,529,508	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,338,370	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,400,000	03/04	07/05	100%	2,181,127

Mira Vista Apartments	Santa Anna, TX	24	484,361	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,767,496	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,328,353	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,032,954	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,480,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	12,850,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	1,109,572	08/04	05/05	100%	2,644,056

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Bahia Palms Apartments	Laguna Vista, TX	64	$1,701,219	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,693,242	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	12,200,000	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	729,477	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,804,666	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,753,530	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	6,820,011	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,306,085	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,753,215	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	1,104,347	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,155,502	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,265,220	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con paid thru 3/31/10

Post Oak East Apartments	Fort Worth, TX	246	$13,600,000	07/04	05/06	100%	$1,042,188

Renaissance Village	Bowling Green, KY	34	707,114	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,321,647	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,201,148	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,326,418	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	8,765,553	12/05	07/06	100%	2,966,516

Sunset Manor	Kewaunee, WI	38	1,179,877	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,433,587	01/05	12/05	100%	1,702,751

The Linden’s Apartments	Bartesville, OK	54	1,063,636	05/05	06/06	100%	3,577,901

The Vistas Apartments	Marble Falls, TX	124	5,900,000	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	967,532	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	524,457	06/05	09/06	100%	479,965

Item 3.           Legal Proceedings

None.

Item 4.           (Removed and Reserved.)

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

(b)     Approximate number of security holders

As of March 31, 2010, the Fund has 5,246 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series.  Series 47 consists of 1,581 investors holding 3,478,334 BACs, Series 48 consists of 1,057 investors holding 2,299,372 BACs and Series 49 consists of 2,608 investors holding 6,000,000 BACs at March 31, 2010.

(c)     Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2010.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004.  As of March 31, 2010 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47).  The Fund commenced offering BACs in Series 47 on January 2, 2004.  The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47.  Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2010, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255.  The Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $291,632 as of March 31, 2010. Of the total amount outstanding, $155,857 has been loaned to an Operating Partnership.  The loan will be converted to equity and the remaining contributions of $135,775 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 48).  The Fund commenced offering BACs in Series 48 on May 11, 2004.  The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48.  Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2010, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063.  The Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $493,763 as of March 31, 2010. Of the total amount outstanding, $155,857 has been loaned to an Operating Partnership.  The loan will be converted to equity and the remaining contributions of $337,906 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 49).  The Fund commenced offering BACs in Series 49 on August 24, 2004.  The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49 as of March 31, 2010. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2010, the Fund used $26,272 of Series 49 net offering proceeds to pay installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147.  The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 49 has outstanding contributions payable to 5 Operating Partnerships in the amount of $1,757,158 as of March 31, 2010.  Of the total amount outstanding, $1,691,903 has been loaned or advanced to the Operating Partnerships.  The loans and advances will be converted to equity and the remaining contributions of $65,255 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2010 and 2009, was $1,020,560, and $1,057,294, respectively.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $1,718,776 and $1,102,698, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 47 was $13,451,384 and $15,657,200, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, net loss of the series was $2,709,480 and $3,144,017, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, partnership management fees, and interest income.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance, insurance and bad debt. Maintenance expenses increased in 2009 over the 2008 levels due to higher turnover, which led to an increase in make-ready costs. Through the first quarter of 2010, the property has operated at breakeven, but has not paid the annual insurance premium or real estate tax bill that are not yet due.  The property’s mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit.  The operating general partner shall not be obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

McEver Vineyards L.P. (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed.  The market is very price-sensitive and competing properties dropped rents by as much as $100 in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties.  Occupancy declined from a high of 95% in February 2009 to a low of approximately 77% in October.  The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009.  The operating general partner tried to restructure the debt in order to improve cash flow, but was unsuccessful.  At this point the lender has agreed to allow the mortgage to remain in default, but as long as payments continue to be made on a monthly basis, foreclosure actions will not be initiated.  As of the last site inspection by the investment general partner in April 2010, all vacant units were ready for occupancy and curb appeal had improved.  With increased marketing activities and the use of leasing concessions, the property ended the year at 90% occupied. The property is 97% occupied as of March 31, 2010. Operations, however, remain below breakeven due to the reduced rents. The investment general partner sent a notice to the operating general partner in March 2010 to outline their funding obligations. The investment general partner will continue to prompt the operating general partner to fund all deficits as required under the terms of the Operating Partnership Agreement in order to improve operations.  The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage and bring operations to breakeven status.  However, the investment general partner is also exploring possible replacements for the operating general partner in the event that the current operating general partner is unable to meet their obligations to the Operating Partnership. The operating general partner’s operating deficit guarantee is unlimited in time and amount.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX.  The property experienced an increase in vacancy in 2009 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. Occupancy was 89% as of March 31, 2010.  The operating general partner increased marketing by adding new signage and increasing the property’s newspaper and on-line presence.  To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Despite an average occupancy of 89% in the first quarter of 2010, the property is operating above breakeven. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner’s state average for expenses per unit.  The mortgage and insurance payments are current.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX. Occupancy averaged 85% in 2008 and 83% in 2009 with below breakeven operations. The local economy has struggled with widespread layoffs in the retail industry, most notably at the Outlet Mall and Walmart. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. Federal funding for new Section 8 vouchers has not been increased since August 2008. People generally cannot afford to lease at the property without the assistance of Section 8 vouchers. Other area Low-Income Housing Tax Credit competitors report occupancy rates in the 70%-80% range. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Management has aggressively targeted local churches, other property owners, and law enforcement agencies in an effort to attract tenants that will meet the rental requirements. At the end of the first quarter of 2010, occupancy improved to 96% with the signing of six new leases and operations were above breakeven. All real estate tax, insurance and mortgage payments are current.

(Series 48).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties as of March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $917,008 and $1,137,679, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 48 was $10,098,426 and $11,155,007, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net loss of the series was $1,371,482 and $1,531,998, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and interest income.

Wyndam-Emporia Partners, L.P. (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, Kansas. A site visit was conducted in August 2009, and revealed that the property has good curb appeal. Occupancy averaged 93% in 2009 and has increased to 98% as of March 31, 2010.  In 2009 the property operated slightly below breakeven due to expenses attributed to tax assessments and other legal matters. The property successfully appealed their 2008 assessment, and provided a tax bill to confirm the actual 2009 tax amount was approximately $10,000 less than the original budgeted amount.  However, legal costs associated with the appeal were excessive.  The State of Kansas has also imposed an additional new franchise tax on the property.  The operating general partner was successful in receiving a reduced value for the property that will be in place through 2010.  Kansas is migrating towards using the same Section 42 assessment methodologies as Iowa. In this case, the value would be based upon cap rates applied to the property’s trailing cash flow.

The local economy in Emporia has experienced negative effects due to two of the largest employers reducing their work force by approximately 2,600 jobs in 2009. The loss of jobs in the area has made it difficult for seniors to sell their homes.  The property rents are also higher than the area fair market rents, which has caused other potential applicants to rent from the local housing authority at lower rents.  The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount.  The investment general partner has remaining equity that will be released (in the form of a promissory note) in conjunction with the operating general partner reducing their principal debt balance to the original underwritten level. The investment general partner and operating general partner have initiated discussions on analyzing the 2009 operating results with a goal of working towards rental achievement in 2010. Accounts payable consist mainly of accrued asset management and partnership fees.  Trade payable balances are nominal. The mortgage payments, taxes, and insurance are all current.  The operating general partner intends to use proceeds from the equity installment to fully fund the replacement reserve account.

McEver Vineyards L.P. (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed.  The market is very price-sensitive and competing properties dropped rents by as much as $100 in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties.  Occupancy declined from a high of 95% in February 2009 to a low of approximately 77% in October.  The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009.  The operating general partner tried to restructure the debt in order to improve cash flow, but was unsuccessful.  At this point the lender has agreed to allow the mortgage to remain in default, but as long as payments continue to be made on a monthly basis, foreclosure actions will not be initiated.  As of the last site inspection by the investment general partner in April 2010, all vacant units were ready for occupancy and curb appeal had improved.  With increased marketing activities and the use of leasing concessions, the property ended the year at 90% occupied. The property is 97% occupied as of March 31, 2010. Operations, however, remain below breakeven due to the reduced rents. The investment general partner sent a notice to the operating general partner in March 2010 to outline their funding obligations. The investment general partner will continue to prompt the operating general partner to fund all deficits as required under the terms of the Operating Partnership Agreement in order to improve operations.  The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage and bring operations to breakeven status.  However, the investment general partner is also exploring possible replacements for the operating general partner in the event that the current operating general partner is unable to meet their obligations to the Operating Partnership. The operating general partner’s operating deficit guarantee is unlimited in time and amount.

(Series 49). As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 24 properties as of March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $3,535,640 and $4,665,804, respectively, in passive income tax losses that were passed through to the investors.  The series also provided tax credits to the investors of $0.95 for 2009 and $0.93 for 2008.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 49 was $29,851,412 and $33,384,857, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net loss of the series was $4,883,505 and $5,945,782, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, impairment losses, amortization, and interest income.

Post Oak East L.P. (Post Oak East Apartments) is a 240-unit family property located in Fort Worth, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December.  Occupancy has improved to 90% as of March 31, 2010. The property continues to operate below breakeven through the first quarter of 2010 due to low occupancy and high operating expenses.  The property has struggled to maintain stable occupancy due to the current market conditions and local competition coupled with poor management. Operating expenses are high due to bad debt, turnover costs, and maintenance expenses.

Post Oak Apartments has been experiencing higher resident turnover than expected, primarily because of delinquency and evictions. Most evicted residents lost their means of employment and could no longer meet their rental obligations.  Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions.  Furthermore, poor management has contributed to low occupancy, escalation of bad debt, and high operating expenses. The operating general partner addressed the problem by replacing the management company in December, 2009.  The new management has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. They also implemented a “no tolerance” policy to enforce collection rules. Residents are now charged for damages and lease violations, and are being evicted if necessary.  Management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy.  The property manager is also taking a personal approach by meeting with each new resident and following up with them on a regular basis to see if the resident is happy.  Management is collecting delinquent rent on the fourth day of the month by walking the property and knocking on doors.  In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to increase the rent restriction on the 38 units that were at the 30% income level to the 60% income level.  This will result in increased income in 2010. To reduce turnover and minimize turnover expenses, management is currently offering to paint units and install new carpets to entice residents to renew their leases.  Management has also added concessions and other incentives to improve occupancy. Management is currently offering reduced rents on one-bedroom and three-bedroom apartments, a $250 resident referral gift card, and a “look and lease” special of a $100 gift card. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property.

As the result of low economic occupancy and not meeting the lender’s requirements for conversion, the property has not been able to convert from the construction mortgage as originally projected. The bank has granted the Operating Partnership a second extension of the construction loan through August 16, 2010. Currently, the operating general partner is exploring all available options to take out the construction debt.  The operating general partner has an unlimited guarantee until rental achievement.  Rental achievement is defined as a 1.15 debt service coverage ratio for three consecutive months. Once rental achievement occurs, the operating general partner is obligated until the third anniversary of rental achievement to advance funds to eliminate operating deficits in an amount not to exceed $1,000,000.  The investment limited partner continues to monitor this situation to ensure the property converts to permanent financing. The property’s construction mortgage, real estate tax and insurance payments are current.

The Gardens of Athens (The Garden of Athens, LP) is a 36-unit elderly development located in Athens, Texas.  Historically, occupancy has been strong, averaging 100% since 2007.  The property operated slightly below breakeven in 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan’s term. The lender later agreed to extend the term of the construction loan through January 2010 and the Operating Partnership continued making the debt payments required under the construction loan.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876; funds from the operating general partner and Operating Partnership of approximately $10,000; and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership’s achievement of certain benchmarks, likely to occur in 2010.  The loan from the investment partnership’s reserves will be payable from cash flow, which is anticipated to be paid back in full by January 2015, and/or a capital transaction. With the new debt service, the property operated well above breakeven in the first quarter of 2010.

This property is part of a portfolio, which includes several troubled properties.  Over the past two years the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio.  However, none have been successful and the investment general partner now believes a recapitalization is unlikely.  The investment general partner has sought a replacement operating general partner with sufficient (i) financial resources to cover deficits and (ii) management resources to maintain strong operations; however, no such party has been identified, due to the property’s size and location. For now, with the investment general partner’s monitoring of the property’s operations, the current operating general partner will remain in place.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit elderly development in Lenexa, Kansas.  Construction cost overruns and delays pushed lease-up back by more than seven months.  The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008 at 100%; however, it slipped to 87% by June 2008 and declined to 85% at year-end 2008. The average occupancy for 2008 and 2009 was 90% and 91%, respectively. Operations were below breakeven in 2008 and nominally below breakeven in 2009 on an accrual basis. The Operating Partnership has been able to stay current on its first mortgage debt because no real estate tax payments have been made since the 2005 tax year.  As of May 2010, $487,000 in real estate taxes and interest penalties were owed by Rosewood Place, LLC.

In the second quarter of 2007, the general contractor that built the property filed a lien for non-payment of the construction retainage. In February 2008, after arbitration, the contractor was awarded approximately $310,000. The operating general partner did not have the resources to pay the judgment.  Because of the existence of this lien and delinquent real estate taxes, the lender issued a default notice on August 20, 2007.

Upon receipt of the default notice, the investment general partner began discussions with the lender regarding a debt restructure. Several proposals have been made to the lender. The general outline of these proposals includes the investment general partner appealing the real estate taxes (a $33,000 per annum reduction was obtained in the first quarter of 2009), bringing in a replacement operating general partner and arranging for the investment limited partner to make an additional $450,000 contribution from the investment partnership reserves.  These funds would be used to resolve the contractor’s lien at a discount, and pay down payables and past due taxes.  The lender would agree to a debt service reduction that would result in a 1.15 debt service coverage ratio based on the property’s current operating performance. The lender indicated that it would consider this proposal, but in the meantime has initiated foreclosure proceedings so as to preserve its rights under the loan documents.

In July 2009, the contractor filed for a motion for summary judgment, requesting foreclosure of the mechanic’s lien. This motion was approved on February 17, 2010, and led to an advertised foreclosure sale on April 14, 2010.  On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner.  While the contractor has in the past considered the idea of becoming the operating general partner of Rosewood Place, LLC, in settlement of the mechanic’s lien judgment, this notion is no longer being discussed.

In the fourth quarter of 2009, the operating general partner notified the lender that it may have identified a new lender to refinance the debt. Although no formal forbearance agreement has been entered into, the lender has temporarily delayed the foreclosure to give the operating general partner time to work on this refinancing possibility.  As of the end April 2010, the operating general partner has been unsuccessful in his various attempts to re-finance the first mortgage bonds or raise new capital to cure the past due real estate taxes and pay the mechanic’s lien holder.  While the first mortgage lender was continuing to effectively forbear (with its inaction) on its potential foreclosure action, it is not known how long this will continue to be the case.  If the operating general partner is unable to raise new capital soon, there is a strong possibility of a foreclosure occurring in 2010 and investors being subject to recapture costs in 2010.

This property is part of a portfolio, which includes several troubled properties.  Over the last two years, the operating general partner’s financial position has deteriorated and his ability to recapitalize any of his properties appears doubtful. The investment general partner is actively working to restructure the debt, as discussed above. If resolution on a debt restructure or forbearance agreement can be negotiated, the investment general partner forecasts such a resolution to be documented in the third or fourth quarter of 2010.  If the lender declines to restructure the debt, it is likely that the property will be foreclosed in the third quarter of 2010. In the 2010 foreclosure scenario, there would be estimated recapture and interest relating to credits previously claimed of $615,072, as well as an estimated loss of future tax credits for this property of $3,854,295. This represents credit loss of $642 and recapture of $102, respectively, per 1,000 BACs.

Linden-Shawnee Partners, L.P. (Linden’s Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during in 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities.  The property rents are lower than the area fair market rents.  This prompted management to target the competing properties by sending a mass-mailing to over 700 residences to promote lower rents at Linden’s Apartments.  The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned.  Management sent another mass-mailing in October 2009 to over 500 units with slightly lower rents.  The mailing was to all rental units excluding nursing homes offering incentives of up to two months free rent, and this resulted in eleven move-ins during the fourth quarter of 2009.  In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009.  These assertive leasing initiatives proved to be effective as the occupancy level rebounded to

94% by December of 2009 and remains strong averaging 98% in the first quarter of 2010. Even with the decrease in average occupancy in 2009, the property continued to operate above breakeven.  The mortgage payments, taxes, and insurance are all current.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX.  The property experienced an increase in vacancy in 2009 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. Occupancy was 89% as of March 31, 2010.  The operating general partner increased marketing by adding new signage and increasing the property’s newspaper and on-line presence.  To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Despite an average occupancy of 89% in the first quarter of 2010, the property is operating above breakeven. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner’s state average for expenses per unit.  The mortgage and insurance payments are current.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Fund to make various estimates and assumptions.  The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund’s financial condition and results of operations.  The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits.  In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2010 and 2009. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE.  However, management does not consolidate the Fund’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In June 2006, accounting guidance for Accounting for Uncertainty in Income Taxes, an interpretation of the accounting guidance for Accounting for Income Taxes, was issued.  This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1,

Recent Accounting Changes - continued

2008, the Fund adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund V L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Fund’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Fund for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Fund reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to

Recent Accounting Changes - continued

absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Fund’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Fund’s accounting policies.  The adoption of the Codification did not have a material impact on the Fund’s financial position or results of operations.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2010. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, the Fund’s internal control over financial reporting was effective.

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

(c)     Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the year ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 61, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 48, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 63, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 46, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

Item 11.                                                       Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2010 was $1,020,560.

2. The Fund has reimbursed an affiliate of the general partner a total of $65,223 for amounts charged to operations during the year ended March 31, 2010.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)     Security ownership of certain beneficial owners.

As of March 31, 2010, 11,777,706 BACs had been issued.  No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

Item 13.                  Certain Relationships and Related Transactions and Director Independence

(a)     Transactions with related persons

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2010.

(b)     Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)     Promoters and certain control persons.

Not applicable.

(d)     Independence.

The Fund has no directors.

Item 14.                  Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$19,125	$17,625	$22,501
(2)	Audit Related Fees	3,750	2,750	6,000
(3)	Tax Fees	5,235	4,475	6,945
(4)	All Other Fees	—	—	—

	Total	$28,110	$24,850	$35,446

Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,600	$17,160	$28,080
(2)	Audit Related Fees	3,750	2,750	6,000
(3)	Tax Fees	6,023	5,019	8,257
(4)	All Other Fees	—	—	—

	Total	$27,373	$24,929	$42,337

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

Item 15.         Exhibits and Financial Statement Schedules

(a) 1 & 2       Financial Statements; Filed herein as Exhibit 13

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2010 and 2009

Statements of Operations for the periods ended March 31, 2010 and 2009

Statements of Changes in Partners’ Capital (deficit) for the periods ended March 31, 2010 and 2009

Statements of Cash Flows for the periods ended March 31, 2010 and 2009

Notes to Financial Statements, March 31, 2010 and 2009

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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner
Date:

June 29, 2010		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.
John P. Manning

June 29, 2010	/s/ Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.

Marc N. Teal