Form 10-Q
period 2010-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2010-08-16
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Financial Statements

Balance Sheets	3-6
Statements of Operations	7-10
Statements of Changes in Partners' Capital (Deficit)	11-12
Statements of Cash Flows	13-16
Notes to Financial Statements	17-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. (Removed and Reserved.)	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$52,522,797	$53,401,222

OTHER ASSETS

Cash and cash equivalents	2,494,768	2,660,085
Notes receivable	1,307,241	1,311,741
Acquisition costs net	6,665,559	6,912,432
Other assets	929,338	929,338
	$63,919,703	$65,214,818

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	1,729,098	1,644,641
Capital contributions payable	2,542,553	2,542,553
	4,272,494	4,188,037

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	59,759,295	61,135,418
General Partner	(112,086)	(108,637)
	59,647,209	61,026,781
	$63,919,703	$65,214,818

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 47

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,150,503	$13,451,384

OTHER ASSETS
Cash and cash equivalents	431,214	434,561
Notes receivable	155,857	155,857
Acquisition costs net	2,252,175	2,335,589
Other assets	43,989	43,989
	$16,033,738	$16,421,380

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	875,487	778,401
Capital contributions payable	291,632	291,632
	1,167,504	1,070,418

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	14,905,777	15,389,293
General Partner	(39,543)	(38,331)
	14,866,234	15,350,962
	$16,033,738	$16,421,380

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 48

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,881,923	$10,098,426

OTHER ASSETS
Cash and cash equivalents	606,743	610,427
Notes receivable	155,857	155,857
Acquisition costs net	1,517,794	1,574,009
Other assets	43,989	43,989
	$12,206,306	$12,482,708

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	638,115	578,520
Capital contributions payable	493,763	493,763
	1,131,993	1,072,398

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	11,097,389	11,432,546
General Partner	(23,076)	(22,236)
	11,074,313	11,410,310
	$12,206,306	$12,482,708

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

BALANCE SHEETS

Series 49

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$29,490,371	$29,851,412

OTHER ASSETS
Cash and cash equivalents	1,456,811	1,615,097
Notes receivable	995,527	1,000,027
Acquisition costs net	2,895,590	3,002,834
Other assets	841,360	841,360
	$35,679,659	$36,310,730

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	215,496	287,720
Capital contributions payable	1,757,158	1,757,158
	1,972,997	2,045,221

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	33,756,129	34,313,579
General Partner	(49,467)	(48,070)
	33,706,662	34,265,509
	$35,679,659	$36,310,730

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 5,566	$ 2,872
	5,566	2,872

Share of loss from Operating Partnerships(Note D)	(860,068)	(944,642)

Expenses
Professional fees	5,268	15,200
Fund management fee (Note C)	258,122	279,557
Amortization	248,267	91,699
General and administrative expenses	13,413	19,087
	525,070	405,543

NET LOSS	$(1,379,572)	$(1,347,313)

Net loss allocated to assignees	$(1,376,123)	$(1,343,945)

Net loss allocated to general partner	$ (3,449)	$ (3,368)

Net loss per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2010	2009

Income
Interest income	$ 903	$ 426
	903	426

Share of loss from Operating Partnerships(Note D)	(298,766)	(301,522)

Expenses
Professional fees	2,792	3,915
Fund management fee (Note C)	95,293	94,572
Amortization	84,442	27,554
General and administrative expenses	4,338	6,319
	186,865	132,360

NET LOSS	$ (484,728)	$ (433,456)

Net loss allocated to assignees	$ (483,516)	$ (432,372)

Net loss allocated to general partner	$ (1,212)	$ (1,084)

Net loss per BAC	$ (.14)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2010	2009

Income
Interest income	$ 1,268	$ 554
	1,268	554

Share of loss from Operating Partnerships(Note D)	(216,137)	(175,904)

Expenses
Professional fees	878	3,345
Fund management fee (Note C)	59,595	59,595
Amortization	56,581	17,947
General and administrative expenses	4,074	5,139
	121,128	86,026

NET LOSS	$ (335,997)	$ (261,376)

Net loss allocated to assignees	$ (335,157)	$ (260,723)

Net loss allocated to general partner	$ (840)	$ (653)

Net loss per BAC	$ (.15)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2010	2009

Income
Interest income	$ 3,395	$ 1,892
	3,395	1,892

Share of loss from Operating Partnerships(Note D)	(345,165)	(467,216)

Expenses
Professional fees	1,598	7,940
Fund management fee (Note C)	103,234	125,390
Amortization	107,244	46,198
General and administrative expenses	5,001	7,629
	217,077	187,157

NET LOSS	$ (558,847)	$ (652,481)

Net loss allocated to assignees	$ (557,450)	$ (650,850)

Net loss allocated to general partner	$ (1,397)	$ (1,631)

Net loss per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2010	$ 61,135,418	$(108,637)	$ 61,026,781

Net loss	(1,376,123)	(3,449)	(1,379,572)

Partners' capital (deficit), June 30, 2010	$ 59,759,295	$(112,086)	$ 59,647,209

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2010	$ 15,389,293	$ (38,331)	$ 15,350,962

Net loss	(483,516)	(1,212)	(484,728)

Partners' capital (deficit), June 30, 2010	$ 14,905,777	$ (39,543)	$ 14,866,234

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2010	$ 11,432,546	$ (22,236)	$ 11,410,310

Net loss	(335,157)	(840)	(335,997)

Partners' capital (deficit), June 30, 2010	$ 11,097,389	$ (23,076)	$ 11,074,313

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2010	$ 34,313,579	$ (48,070)	$ 34,265,509

Net loss	(557,450)	(1,397)	(558,847)

Partners' capital (deficit), June 30, 2010	$ 33,756,129	$ (49,467)	$ 33,706,662

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net loss	$(1,379,572)	$(1,347,313)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	248,267	91,699
Distributions from Operating Partnerships	16,963	-
Share of Loss from Operating Partnerships	860,068	944,642
Changes in assets and liabilities
(Decrease) Increase in accounts payable affiliates	84,457	34,457

Net cash (used in) provided by operating activities	(169,817)	(276,515)

Cash flows from investing activities:

(Advances to) repayments from Operating Partnerships	4,500	-

Net cash (used in) provided by investing activities	4,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165,317)	(276,515)

Cash and cash equivalents, beginning	2,660,085	3,042,878

Cash and cash equivalents, ending	$ 2,494,768	$ 2,766,363

The accompanying notes are an integral part of this statement

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2010	2009
Cash flows from operating activities:

Net loss	$ (484,728)	$ (433,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	84,442	27,554
Distributions from Operating Partnerships	1,087	-
Share of Loss from Operating Partnerships	298,766	301,522
Changes in assets and liabilities
(Decrease) Increase in accounts payable affiliates	97,086	97,086

Net cash (used in) provided by operating activities	(3,347)	(7,294)

Cash flows from investing activities:

(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,347)	(7,294)

Cash and cash equivalents, beginning	434,561	490,890

Cash and cash equivalents, ending	$ 431,214	$ 483,596

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2010	2009
Cash flows from operating activities:

Net loss	$ (335,997)	$ (261,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	56,581	17,947
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	216,137	175,904
Changes in assets and liabilities
(Decrease) Increase in accounts payable affiliates	59,595	59,595

Net cash (used in) provided by operating activities	(3,684)	(7,930)

Cash flows from investing activities:

(Advances to) repayments from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,684)	(7,930)

Cash and cash equivalents, beginning	610,427	638,739

Cash and cash equivalents, ending	$ 606,743	$ 630,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2010	2009
Cash flows from operating activities:

Net loss	$ (558,847)	$ (652,481)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	107,244	46,198
Distributions from Operating Partnerships	15,876	-
Share of Loss from Operating Partnerships	345,165	467,216
Changes in assets and liabilities
(Decrease) Increase in accounts payable affiliates	(72,224)	(122,224)

Net cash (used in) provided by operating activities	(162,786)	(261,291)

Cash flows from investing activities:

(Advances to) repayments from Operating Partnerships	4,500	-

Net cash (used in) provided by investing activities	4,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(158,286)	(261,291)

Cash and cash equivalents, beginning	1,615,097	1,913,249

Cash and cash equivalents, ending	$ 1,456,811	$ 1,651,958

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2010, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised by series as of June 30, 2010:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2010, and for the three months ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2010, an impairment loss of $1,018,679 was recorded for Series 49 and the lives of the remaining acquisition costs were reassessed and determined to be 7 years for all Series.

Accumulated amortization of acquisition costs by Series as of June 30, 2010 are as follows:
2010
Series 47	$ 83,414
Series 48	56,215
Series 49	107,244
$246,873

Capitalized Expenses

Costs incurred in connection with borrowing funds to make capital contributions to operating limited partnerships and certain other costs are capitalized and included in investments in operating limited partnerships. Such costs are being amortized on the straight-line method over 27.5 years. As of March 31, 2010, an impairment loss of $131,314 was recorded to bring the capitalized expense to zero for Series 49.

Accumulated amortization for capitalized expenses by Series as of June 30, 2010 are as follows:
2010
Series 47	$ 22,603
Series 48	8,035
Series 49	-
$ 30,638

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended June 30, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ -	$ -
Series 48	-	-
Series 49	200,000	250,000
Total	$200,000	$250,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2010 and 2009 the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2010 and 2009 is as follows:
	2010	2009
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2010.

Boston Capital Tax Credit Fund V L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2010	2009
Revenues
Rental	$ 5,173,316	$ 5,087,513
Interest and other	206,140	191,479
	5,379,456	5,278,992

Expenses
Interest	931,389	1,170,859
Depreciation and amortization	1,971,661	1,941,358
Operating expenses	3,477,152	3,256,416
	6,380,202	6,368,633

NET LOSS	$(1,000,746)	$(1,089,641)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (990,739)	$(1,078,746)

Net loss allocated to other Partners	$ (10,007)	$ (10,895)

* Amounts include $130,671 and $134,104 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2010	2009
Revenues
Rental	$ 1,988,678	$ 2,009,489
Interest and other	62,538	78,753
	2,051,216	2,088,242

Expenses
Interest	357,899	445,783
Depreciation and amortization	648,169	657,096
Operating expenses	1,346,932	1,289,930
	2,353,000	2,392,809

NET LOSS	$ (301,784)	$ (304,567)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (298,766)	$ (301,522)

Net loss allocated to other Partners	$ (3,018)	$ (3,045)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2010	2009
Revenues
Rental	$ 1,091,677	$ 1,108,581
Interest and other	37,395	31,614
	1,129,072	1,140,195

Expenses
Interest	174,713	249,277
Depreciation and amortization	424,697	430,629
Operating expenses	747,982	637,969
	1,347,392	1,317,875

NET LOSS	$ (218,320)	$ (177,680)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (216,137)	$ (175,904)

Net loss allocated to other Partners	$ (2,183)	$ (1,776)

Boston Capital Tax Credit Fund V L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2010	2009
Revenues
Rental	$ 2,092,961	$ 1,969,443
Interest and other	106,207	81,112
	2,199,168	2,050,555

Expenses
Interest	398,777	475,799
Depreciation and amortization	898,795	853,633
Operating expenses	1,382,238	1,328,517
	2,679,810	2,657,949

NET LOSS	$ (480,642)	$ (607,394)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (475,836)	$ (601,320)

Net loss allocated to other Partners	$ (4,806)	$ (6,074)

* Amounts include $130,671 and $134,104 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended June 30, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2010 were $284,457 and total fund management fees accrued as of June 30, 2010, were $1,729,098. During the quarter ended June 30, 2010, $200,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2010.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,407,255.

During the quarter ended June 30, 2010, Series 47 did not record any releases of capital contributions. Series 47 has outstanding contributions payable to 2 Operating Partnerships in the amount of $291,632 as of June 30, 2010. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $135,775 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,450,063.

During the quarter ended June 30, 2010, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to 2 Operating Partnerships in the amount of $493,763 as of June 30, 2010. Of the total amount outstanding, $155,857 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $337,906 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2010, Series 49 did not record any releases of contributions. Series 49 has outstanding contributions payable to 6 Operating Partnerships in the amount of $1,757,158 as of June 30, 2010. Of the total amount outstanding, $1,691,903 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $65,255 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of June 30, 2010 the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2010 are as follows:

	3 Months Fund Management Fee	3 Months Reporting Fee
Series 47	$ 97,086	$ 1,793
Series 48	59,595	-
Series 49	127,776	24,542
	$284,457	$26,335

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2010 and 2009, the average Qualified Occupancy was 100% and 99.7%, respectively. The series had a total of 15 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 47 reflects a net loss from Operating Partnerships of $(301,784) and $(304,567), respectively, which includes depreciation and amortization of $648,169 and $657,096, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance, insurance and bad debt. Maintenance expenses were high in 2009 due to higher turnover, which led to an increase in make-ready costs. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition and a new tax credit property is currently in lease up. The new property has three pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. Through the second quarter of 2010, the property has operated below breakeven and income and expenses are in line with 2009 levels. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

McEver Vineyards L.P. (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The market is very price-sensitive and competing properties dropped rents by as much as $100/month in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. Occupancy declined from a high of 95% in February 2009 to a low of approximately 77% in October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009 and remains two months in arrears as of June 30, 2010. The operating general partner tried to restructure the debt in order to improve cash flow, but was unsuccessful. At this point the lender has agreed to allow the mortgage to remain in default, and so long as payments continue to be made on a monthly basis, foreclosure actions will not be initiated. As of the last site inspection by the investment general partner in April 2010, all vacant units were ready for occupancy and curb appeal was good. With increased marketing activities and concessions, the property ended 2009 90% occupied. The property is 96% occupied as of June 30, 2010 and has had an average occupancy rate of 97% for the first six months of 2010. Operations, however, remain below breakeven due to the reduced rents and high bad debt expense. The investment general partner sent a notice to the operating general partner in March 2010 to outline funding obligations. The investment general partner will continue to prompt the operating general partner to fund all deficits as required under the terms of the Operating Partnership Agreement in order to improve operations. The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage and bring operations to breakeven status. However, the investment general partner is also exploring possible replacements for the operating general partner in the event that the current operating general partner is unable to meet its obligations to the Operating Partnership. The operating general partner's operating deficit guaranty was for a maximum of $800,000 during the thirty six months after rental achievement. Rental achievement was satisfied in the first quarter of 2007; consequently, the operating deficit guaranty expired on March 31, 2010. The operating general partner who previously provided the operating deficit guaranty agreed in late June 2010 to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and capital events. An amendment to the Operating Partnership Agreement memorializing this agreement is expected to be signed in the third quarter of 2010.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. Occupancy was 86% as of June 30, 2010. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Despite an average occupancy of 86% in the second quarter of 2010 the property is operating above breakeven. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average for expenses per unit. The mortgage and insurance payments are current.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX. Occupancy averaged 83% in 2009 with below breakeven operations. The local economy has struggled with widespread layoffs in the retail industry, most notably at the Outlet Mall and Walmart. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. People generally cannot afford to lease at the property without the assistance of Section 8 vouchers. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Management has successfully targeted local churches, other property owners, and law enforcement agencies in an effort to attract tenants that meet the rental requirements. At the end of the second quarter of 2010, occupancy improved to 98% with above breakeven operations. The investment general partner will continue to monitor the property into the third quarter to ensure that the tenant base has stabilized. All real estate tax, insurance and mortgage payments are current.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. Despite high average occupancy of 96% in the 2009, the property operated below breakeven. Occupancy continues to be strong in 2010 and was 100% as of June 30, 2010. The primary cause of below breakeven operations is high operating expenses. The property allocated more funds to maintenance to address deferred maintenance and make some property upgrades. Management plans on bringing the expense levels down to allow the property to operate above breakeven in 2010. All real estate tax, insurance and mortgage payments are current. Although the operating general partner's operating deficit guarantee has expired, the property does maintain an operating reserve that has been used to fund deficits.

Series 48

As of June 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 48 reflects a net loss from Operating Partnerships of $(218,320) and $(177,680), respectively, which includes depreciation and amortization of $424,697 and $430,629, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, L.P. (Wyndam Place Senior Residences) is a 42-unit elderly development, located in Emporia, Kansas. A site visit was conducted in August 2009, and revealed that the property has good curb appeal. Occupancy averaged 93% in 2009 and has increased to 100% as of June 30, 2010. In 2009 the property operated slightly below breakeven due to expenses attributed to tax assessments and other legal matters. The property successfully appealed their 2008 assessment, and provided a tax bill to confirm the actual 2009 tax amount was approximately $10,000 less than the original budgeted amount. However, legal costs associated with the appeal were excessive. The State of Kansas has also imposed an additional new franchise tax on the property. The operating general partner was successful in receiving a reduced value for the property that will be in place through 2010. Kansas is migrating towards using the same Section 42 assessment methodologies as Iowa. In this case, the value would be based upon cap rates applied to the property's trailing cash flow. The property started to fund replacement reserves in the second quarter of 2010, depositing $7,000 of the required annual amount of $8,400. The property is operating above breakeven through the first six months of 2010.

The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released in conjunction with the operating general partner reducing the principal debt balance to the original underwritten level. As the investment general partner and operating general partner have initiated discussions on analyzing the 2009-2010 operating results, rental achievement will be reviewed during the third quarter of 2010. Accounts payable consist mainly of accrued asset management and partnership fees. Trade payable balances are nominal. The mortgage payments, taxes, and insurance are all current.

McEver Vineyards L.P. (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The market is very price-sensitive and competing properties dropped rents by as much as $100/month in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. Occupancy declined from a high of 95% in February 2009 to a low of approximately 77% in October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009 and remains two months in arrears as of June 30, 2010. The operating general partner tried to restructure the debt in order to improve cash flow, but was unsuccessful. At this point the lender has agreed to allow the mortgage to remain in default, and so long as payments continue to be made on a monthly basis, foreclosure actions will not be initiated. As of the last site inspection by the investment general partner in April 2010, all vacant units were ready for occupancy and curb appeal was good. With increased marketing activities and concessions, the property ended 2009 90% occupied. The property is 96% occupied as of June 30, 2010 and has had an average occupancy rate of 97% for the first six months of 2010. Operations, however, remain below breakeven due to the reduced rents and high bad debt expense. The investment general partner sent a notice to the operating general partner in March 2010 to outline funding obligations. The investment general partner will continue to prompt the operating general partner to fund all deficits as required under the terms of the Operating Partnership Agreement in order to improve operations. The investment general partner will continue to work with the operating general partner and lender in an effort to restructure the mortgage and bring operations to breakeven status. However, the investment general partner is also exploring possible replacements for the operating general partner in the event that the current operating general partner is unable to meet its obligations to the Operating Partnership. The operating general partner's operating deficit guaranty was for a maximum of $800,000 during the thirty six months after rental achievement. Rental achievement was satisfied in the first quarter of 2007; consequently, the operating deficit guaranty expired on March 31, 2010. The operating general partner who previously provided the operating deficit guaranty agreed in late June 2010 to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and capital events. An amendment to the Operating Partnership Agreement memorializing this agreement is expected to be signed in the third quarter of 2010.

Series 49

As of June 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 49 reflects a net loss from Operating Partnerships of $(480,642) and $(607,394), respectively, which includes depreciation and amortization of $898,795 and $853,633, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Fort Worth, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December. A new management company, hired in December 2009, has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to 94% by June 30, 2010. The property is operating above breakeven; however, it is currently making debt payments under the construction loan (i.e. interest only payments; no amortization). The property is currently financed with floating rate, tax exempt bonds. If the loan were to convert to permanent financing and the property maintains the current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would be below breakeven. In addition, were the floating interest rate to increase significantly, the property could experience a further deficit. In the past, Post Oak Apartments has experienced higher resident turnover than expected, primarily because of delinquency and evictions. Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions. The new management company has implemented a "no tolerance" policy to enforce collection rules, and although bad debt expense needs further improvement, it is projected to be significantly lower in 2010 than it was in 2009. Residents are now charged for damages and lease violations, and are being evicted if necessary. In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to allow 38 units that were set aside for families earning 30% of the Area Median Income (AMI) or less to be rented by families earning up to 60% of AMI.  This change will increase the pool of potential residents, and potentially increase rental revenues to the extent residents earning more than 30% of AMI occupy these 38 units.

As a result of the high expenses noted above, the property is unable to support the originally underwritten permanent debt amount. The Operating Partnership has not been able to convert from construction to permanent financing. The construction/permanent lender granted an extension of the construction loan through August 16, 2010. In the third quarter of 2010, the operating general partner plans to submit a request for approval from the Texas Department of Housing and Community Affairs as well as the investment general partner for the admission of a new operating general partner. It is anticipated that this new operating general partner will be able to obtain a full abatement of the real estate taxes, due to its non-profit status. A full abatement of the taxes, as well as the continued improvement in occupancy and reduction in bad debt expense, noted above, should generate sufficient cash flow to meet the lender's debt conversion requirements at the originally underwritten principal amount. The operating general partner has an unlimited guarantee until rental achievement. The property's construction mortgage, real estate tax and insurance payments are current as of June 30, 2010.

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

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876; funds from the operating general partner and Operating Partnership of approximately $10,000; and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks, expected to occur in 2010. The loan from the investment partnership's reserves, which is anticipated to be paid back in full by January 2015, is payable from cash flow and/or a capital transaction. With the new debt service, the property operated well above breakeven in the first half of 2010.

This property is part of a portfolio, which includes several troubled properties. Over the past two years the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio. However, none have been successful and the investment general partner now believes a recapitalization is unlikely. The investment general partner has sought a replacement operating general partner with sufficient (i) financial resources to cover deficits and (ii) management resources to maintain strong operations; however, no such party has been identified, due to the property's size and location. Since operations have improved significantly, the investment general partner will discuss modifying the Operating Partnership agreement to allow the current operating general partner to remain in place.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit elderly development in Lenexa, Kansas. Construction cost overruns and delays pushed lease-up back by more than seven months. The property reached initial full occupancy in November 2007 and occupancy was strong through the first quarter of 2008 at 100%; however, it slipped to 87% by June 2008 and declined to 85% at year-end 2008. The average occupancy for 2008, 2009 and the first five months of 2010 was 90%, 91% and 89%, respectively. As of June 30, 2010, the property was 92% occupied and had 9 additional units leased but not yet occupied. Operations were below breakeven in 2008, nominally below breakeven in 2009 on an accrual basis, and at breakeven for the first six months of 2010. The Operating Partnership has been able to stay current on its first mortgage debt because no real estate tax payments have been made since the 2005 tax year. As of July 2010, $492,000 in real estate taxes and interest penalties were owed by Rosewood Place, LLC.

In the second quarter of 2007, the general contractor that built the property filed a lien for non-payment of the construction retainage. In February 2008, after arbitration, the contractor was awarded approximately $310,000. The operating general partner did not have the resources to pay the judgment. Because of the existence of this lien and delinquent real estate taxes, the mortgage lender issued a default notice on August 20, 2007.

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

In July 2009, the contractor filed for a motion for summary judgment, requesting foreclosure of the mechanic's lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. While the contractor has in the past considered the idea of becoming the operating general partner of Rosewood Place, LLC, in settlement of the mechanic's lien judgment, this notion is no longer being discussed. In June 2010, the operating general partner and the contractor reached a verbal agreement on a five year payment plan to settle the mechanic's lien claim. As of June 30, 2010, this agreement still needed to be documented and remained contingent upon the first mortgage bonds also being re-structured.

In the fourth quarter of 2009, the operating general partner notified the lender that it may have identified a new lender to refinance the debt. Although no formal forbearance agreement has been entered into, the lender has temporarily delayed the foreclosure to give the operating general partner time to work on this refinancing possibility. In May 2010, the operating general partner abandoned the plan to re-finance the property with a new lender principally as a result of the material shortfall in loan proceeds to re-finance the existing first mortgage balance, and pay: a) past due real estate taxes, b) the mechanic's lien, and c) transaction costs for the new loan. The operating general partner has now re-focused its efforts on negotiating a loan modification with the existing mortgage lender. By late June 2010, the operating general partner had presented a written re-structure plan to the lender and was waiting for a formal written response from the lender. While the first mortgage lender was continuing to effectively forbear (with its inaction) on its potential foreclosure action, it is not known how long this will continue to be the case. In May 2010, the lender informed the investment general partner that if it needs to make a protective advance to pay past due real estate taxes in August 2010 in order to avoid the sale of the tax receivable by the local taxing authority, the lender will no longer consider a loan modification and will move forward with its foreclosure action. If the operating general partner is unable to raise new capital and close on a loan modification in the third quarter of 2010, there is a strong possibility of a foreclosure occurring in 2010 and investors being subject to recapture costs in 2010.

This property is part of a portfolio, which includes several troubled properties. Over the last two years, the operating general partner's financial position has deteriorated and his ability to recapitalize any of his properties appears doubtful. The investment general partner is actively working with the operating general partner and lender to restructure the mortgage debt as discussed above. If resolution on a debt restructure or forbearance agreement can be negotiated, the investment general partner forecasts such a resolution to be documented in the third or fourth quarter of 2010. If the lender declines to restructure the debt, it is likely that the property will be foreclosed in the third quarter of 2010. In the 2010 foreclosure scenario, there would be estimated recapture and interest relating to credits previously claimed of $615,072, as well as an estimated loss of future tax credits for this property of $3,854,295. This represents credit loss of $642 and recapture of $102, respectively, per 1,000 BACs.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than the area fair market rents. This prompted management to target the competing properties by sending a mass-mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management sent another mass-mailing in October 2009 to over 500 units with slightly lower rents. The mailing was to all rental units excluding nursing homes that offered incentives of up to two months free rent. This action resulted in eleven move-ins during the fourth quarter of 2009. In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and remains strong averaging 99% through the second quarter of 2010. The property continues to operate above breakeven through the first six months of 2010.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. Occupancy was 86% as of June 30, 2010. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Despite an average occupancy of 86% in the second quarter of 2010, the property is operating above breakeven. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average for expenses per unit. The mortgage and insurance payments are current.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Fund determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE.  However, management does not consolidate the Fund's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of Fund income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

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

Recent Accounting Changes - continued

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Fund for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Fund reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-Q.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None

Item 6.	Exhibits

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 16, 2010		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 16, 2010	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.