Form 10-Q
period 2010-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2010-11-15
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-24
Notes to Condensed Financial Statements	25-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. (Removed and Reserved.)	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$51,854,536	$53,401,222

OTHER ASSETS

Cash and cash equivalents	2,441,587	2,660,085
Notes receivable	995,527	1,311,741
Acquisition costs net	6,418,686	6,912,432
Other assets	841,360	929,338
	$62,551,696	$65,214,818

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	2,013,555	1,644,641
Capital contributions payable	2,142,597	2,542,553
	4,156,995	4,188,037

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	58,509,918	61,135,418
General Partner	(115,217)	(108,637)
	58,394,701	61,026,781
	$62,551,696	$65,214,818

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

Series 47

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,901,653	$13,451,384

OTHER ASSETS
Cash and cash equivalents	407,571	434,561
Notes receivable	-	155,857
Acquisition costs net	2,168,761	2,335,589
Other assets	-	43,989
	$15,477,985	$16,421,380

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	972,573	778,401
Capital contributions payable	91,654	291,632
	1,064,612	1,070,418

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	14,454,048	15,389,293
General Partner	(40,675)	(38,331)
	14,413,373	15,350,962
	$15,477,985	$16,421,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

Series 48

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,769,579	$10,098,426

OTHER ASSETS
Cash and cash equivalents	598,390	610,427
Notes receivable	-	155,857
Acquisition costs net	1,461,579	1,574,009
Other assets	-	43,989
	$11,829,548	$12,482,708

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	697,710	578,520
Capital contributions payable	293,785	493,763
	991,610	1,072,398

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	10,861,605	11,432,546
General Partner	(23,667)	(22,236)
	10,837,938	11,410,310
	$11,829,548	$12,482,708

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

Series 49

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$29,183,304	$29,851,412

OTHER ASSETS
Cash and cash equivalents	1,435,626	1,615,097
Notes receivable	995,527	1,000,027
Acquisition costs net	2,788,346	3,002,834
Other assets	841,360	841,360
	$35,244,163	$36,310,730

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	343,272	287,720
Capital contributions payable	1,757,158	1,757,158
	2,100,773	2,045,221

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	33,194,265	34,313,579
General Partner	(50,875)	(48,070)
	33,143,390	34,265,509
	$35,244,163	$36,310,730

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 10,510	$ 39,940
	10,510	39,940

Share of loss from Operating Partnerships(Note D)	(660,393)	(892,724)

Expenses
Professional fees	80,433	67,504
Fund management fee (Note C)	252,567	261,432
Amortization	248,267	91,698
General and administrative expenses	21,357	28,607
	602,624	449,241

NET LOSS	$(1,252,507)	$(1,302,025)

Net loss allocated to assignees	$(1,249,376)	$(1,298,771)

Net loss allocated to general partner	$ (3,131)	$ (3,254)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2010	2009

Income
Interest income	$ 3,444	$ 407
	3,444	407

Share of loss from Operating Partnerships(Note D)	(250,164)	(290,487)

Expenses
Professional fees	25,932	21,188
Fund management fee (Note C)	88,608	92,187
Amortization	84,442	27,554
General and administrative expenses	7,159	9,066
	206,141	149,995

NET LOSS	$ (452,861)	$ (440,075)

Net loss allocated to assignees	$ (451,729)	$ (438,975)

Net loss allocated to general partner	$ (1,132)	$ (1,100)

Net loss per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2010	2009

Income
Interest income	$ 3,906	$ 538
	3,906	538

Share of loss from Operating Partnerships(Note D)	(103,608)	(191,034)

Expenses
Professional fees	22,460	18,395
Fund management fee (Note C)	51,938	57,432
Amortization	56,581	17,946
General and administrative expenses	5,693	7,496
	136,672	101,269

NET LOSS	$ (236,374)	$ (291,765)

Net loss allocated to assignees	$ (235,783)	$ (291,036)

Net loss allocated to general partner	$ (591)	$ (729)

Net loss per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2010	2009

Income
Interest income	$ 3,160	$ 38,995
	3,160	38,995

Share of loss from Operating Partnerships(Note D)	(306,621)	(411,203)

Expenses
Professional fees	32,041	27,921
Fund management fee (Note C)	112,021	111,813
Amortization	107,244	46,198
General and administrative expenses	8,505	12,045
	259,811	197,977

NET LOSS	$ (563,272)	$ (570,185)

Net loss allocated to assignees	$ (561,864)	$ (568,760)

Net loss allocated to general partner	$ (1,408)	$ (1,425)

Net loss per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 16,077	$ 42,811
	16,077	42,811

Share of loss from Operating Partnerships(Note D)	(1,520,461)	(1,837,366)

Expenses
Professional fees	85,701	82,704
Fund management fee (Note C)	510,689	540,989
Amortization	496,535	183,398
General and administrative expenses	34,771	47,693
	1,127,696	854,784

NET LOSS	$(2,632,080)	$(2,649,339)

Net loss allocated to assignees	$(2,625,500)	$(2,642,715)

Net loss allocated to general partner	$ (6,580)	$ (6,624)

Net loss per BAC	$ (.22)	$ (.22)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2010	2009

Income
Interest income	$ 4,348	$ 832
	4,348	832

Share of loss from Operating Partnerships(Note D)	(548,930)	(592,009)

Expenses
Professional fees	28,724	25,103
Fund management fee (Note C)	183,900	186,759
Amortization	168,885	55,109
General and administrative expenses	11,498	15,384
	393,007	282,355

NET LOSS	$ (937,589)	$ (873,532)

Net loss allocated to assignees	$ (935,245)	$ (871,348)

Net loss allocated to general partner	$ (2,344)	$ (2,184)

Net loss per BAC	$ (.27)	$ (.25)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2010	2009

Income
Interest income	$ 5,174	$ 1,092
	5,174	1,092

Share of loss from Operating Partnerships(Note D)	(319,745)	(366,938)

Expenses
Professional fees	23,339	21,740
Fund management fee (Note C)	111,533	117,027
Amortization	113,162	35,893
General and administrative expenses	9,767	12,635
	257,801	187,295

NET LOSS	$ (572,372)	$ (553,141)

Net loss allocated to assignees	$ (570,941)	$ (551,758)

Net loss allocated to general partner	$ (1,431)	$ (1,383)

Net loss per BAC	$ (.25)	$ (.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2010	2009

Income
Interest income	$ 6,555	$ 40,887
	6,555	40,887

Share of loss from Operating Partnerships(Note D)	(651,786)	(878,419)

Expenses
Professional fees	33,638	35,861
Fund management fee (Note C)	215,256	237,203
Amortization	214,488	92,396
General and administrative expenses	13,506	19,674
	476,888	385,134

NET LOSS	$(1,122,119)	$(1,222,666)

Net loss allocated to assignees	$(1,119,314)	$(1,219,609)

Net loss allocated to general partner	$ (2,805)	$ (3,057)

Net loss per BAC	$ (.19)	$ (.20)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2010	$ 61,135,418	$(108,637)	$ 61,026,781

Net loss	(2,625,500)	(6,580)	(2,632,080)

Partners' capital (deficit), September 30, 2010	$ 58,509,918	$(115,217)	$ 58,394,701

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2010	$ 15,389,293	$ (38,331)	$ 15,350,962

Net loss	(935,245)	(2,344)	(937,589)

Partners' capital (deficit), September 30, 2010	$ 14,454,048	$ (40,675)	$ 14,413,373

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2010	$ 11,432,546	$ (22,236)	$ 11,410,310

Net loss	(570,941)	(1,431)	(572,372)

Partners' capital (deficit), September 30, 2010	$ 10,861,605	$ (23,667)	$ 10,837,938

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2010	$ 34,313,579	$ (48,070)	$ 34,265,509

Net loss	(1,119,314)	(2,805)	(1,122,119)

Partners' capital (deficit), September 30, 2010	$ 33,194,265	$ (50,875)	$ 33,143,390

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net loss	$(2,632,080)	$(2,649,339)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	496,535	183,398
Distributions from Operating Partnerships	28,122	18,683
Share of Loss from Operating Partnerships	1,520,461	1,837,366
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	(18,388)
(Decrease) Increase in accounts payable affiliates	368,914	318,914

Net cash (used in) provided by operating activities	(218,048)	(309,366)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,950)	(28,316)
Repayment from Operating Partnerships	4,500	-

Net cash (used in) provided by investing activities	(450)	(28,316)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(218,498)	(337,682)

Cash and cash equivalents, beginning	2,660,085	3,042,878

Cash and cash equivalents, ending	$ 2,441,587	$ 2,705,196

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2010	2009
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 4,686	$ 5,774

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 399,692	$ 499,258

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ -	$ 305,596

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2010	2009
Cash flows from operating activities:

Net loss	$ (937,589)	$ (873,532)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	168,885	55,109
Distributions from Operating Partnerships	1,087	903
Share of Loss from Operating Partnerships	548,930	592,009
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	194,172	194,172

Net cash (used in) provided by operating activities	(24,515)	(31,339)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,475)	-
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(2,475)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,990)	(31,339)

Cash and cash equivalents, beginning	434,561	490,890

Cash and cash equivalents, ending	$ 407,571	$ 459,551

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2010	2009
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 2,343	$ 2,887

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 199,846	$ -

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2010	2009
Cash flows from operating activities:

Net loss	$ (572,372)	$ (553,141)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	113,162	35,893
Distributions from Operating Partnerships	10,713	15,013
Share of Loss from Operating Partnerships	319,745	366,938
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	119,190	119,190
Net cash (used in) provided by operating activities	(9,562)	(16,107)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,475)	-
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(2,475)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,037)	(16,107)

Cash and cash equivalents, beginning	610,427	638,739

Cash and cash equivalents, ending	$ 598,390	$ 622,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2010	2009
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 2,343	$ 2,887

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 199,846	$ -

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2010	2009
Cash flows from operating activities:

Net loss	$(1,122,119)	$(1,222,666)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	214,488	92,396
Distributions from Operating Partnerships	16,322	2,767
Share of Loss from Operating Partnerships	651,786	878,419
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	(18,388)
(Decrease) Increase in accounts payable affiliates	55,552	5,552
Net cash (used in) provided by operating activities	(183,971)	(261,920)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(28,316)
Repayment from Operating Partnerships	4,500	-

Net cash (used in) provided by investing activities	4,500	(28,316)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179,471)	(290,236)

Cash and cash equivalents, beginning	1,615,097	1,913,249

Cash and cash equivalents, ending	$ 1,435,626	$ 1,623,013

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2010	2009
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 499,258

The Fund has decreased its investments in operating limited partnerships and recorded a receivable for low-income tax credits not generated by the operating limited partnerships.	$ -	$ 305,596

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2010, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2010:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2010, and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series as of September 30, 2010 are as follows:
2010
Series 47	$166,828
Series 48	112,430
Series 49	214,488
$493,746

Capitalized Expenses

Costs incurred in connection with borrowing funds to make capital contributions to operating limited partnerships and certain other costs are capitalized and included in investments in Operating Partnerships. Such costs are being amortized on the straight-line method over 27.5 years. As of March 31, 2010, an impairment loss of $131,314 was recorded to bring the capitalized expense to zero for Series 49.

Accumulated amortization for capitalized expenses by Series as of September 30, 2010 are as follows:
2010
Series 47	$ 23,632
Series 48	8,401
Series 49	-
$ 32,033

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$ 284,457

The fund management fees paid for the quarters ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the six months ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ -	$ -
Series 48	-	-
Series 49	200,000	250,000
Total	$ 200,000	$ 250,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2010 and 2009, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2010 and 2009 is as follows:
	2010	2009
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2010.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2010	2009
Revenues
Rental	$ 10,499,993	$ 10,310,394
Interest and other	372,375	370,850
	10,872,368	10,681,244

Expenses
Interest	1,940,568	2,362,655
Depreciation and amortization	3,902,652	3,928,924
Operating expenses	6,804,730	6,527,575
	12,647,950	12,819,154

NET LOSS	$(1,775,582)	$(2,137,910)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,757,827)	$(2,116,533)

Net loss allocated to other Partners	$ (17,755)	$ (21,377)

* Amounts include $237,366 and $279,167 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2010	2009
Revenues
Rental	$ 4,044,298	$ 4,074,273
Interest and other	106,725	138,181
	4,151,023	4,212,454

Expenses
Interest	801,994	910,172
Depreciation and amortization	1,301,510	1,314,367
Operating expenses	2,601,993	2,585,903
	4,705,497	4,810,442

NET LOSS	$ (554,474)	$ (597,988)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (548,930)	$ (592,009)

Net loss allocated to other Partners	$ (5,544)	$ (5,979)

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2010	2009
Revenues
Rental	$ 2,228,865	$ 2,225,742
Interest and other	65,430	56,018
	2,294,295	2,281,760

Expenses
Interest	351,425	500,384
Depreciation and amortization	849,400	864,792
Operating expenses	1,416,445	1,287,227
	2,617,270	2,652,403

NET LOSS	$ (322,975)	$ (370,643)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (319,745)	$ (366,938)

Net loss allocated to other Partners	$ (3,230)	$ (3,705)

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2010	2009
Revenues
Rental	$ 4,226,830	$ 4,010,379
Interest and other	200,220	176,651
	4,427,050	4,187,030

Expenses
Interest	787,149	952,099
Depreciation and amortization	1,751,742	1,749,765
Operating expenses	2,786,292	2,654,445
	5,325,183	5,356,309

NET LOSS	$ (898,133)	$(1,169,279)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (889,152)	$(1,157,586)

Net loss allocated to other Partners	$ (8,981)	$ (11,693)

* Amounts include $237,366 and $279,167 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended September 30, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2010 were $284,457 and total fund management fees accrued as of September 30, 2010 were $2,013,555. During the quarter ended September 30, 2010, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2010.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended September 30, 2010, Series 47 released $2,475 of capital contributions. Series 47 has outstanding contributions payable to one Operating Partnership in the amount of $91,654 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended September 30, 2010, Series 48 released $2,475 of capital contributions. Series 48 has outstanding contributions payable to one Operating Partnership in the amount of $293,785 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2010, Series 49 did not record any releases of contributions. Series 49 has outstanding contributions payable to six Operating Partnerships in the amount of $1,757,158 as of September 30, 2010. Of the total amount outstanding, $1,691,903 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $65,255 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of September 30, 2010, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2010 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee	6 Months Fund Management Fee	6 Months Reporting Fee
Series 47	$ 97,086	$ 8,478	$194,172	$10,272
Series 48	59,595	7,657	119,190	7,657
Series 49	127,776	15,755	255,552	40,296
	$284,457	$31,890	$568,914	$58,225

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 47 reflects a net loss from Operating Partnerships of $(554,474) and $(597,988), respectively, which includes depreciation and amortization of $1,301,510 and $1,314,367, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance, insurance and bad debt. Maintenance expenses increased in 2009 due to higher turnover, which led to an increase in make-ready costs. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition and a new tax credit property is currently in lease up. The new property has three pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. Through the third quarter of 2010, the property has operated at breakeven primarily due to a large reduction in bad debt expense. As of September 30, 2010, occupancy was 91%. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

McEver Vineyards L.P. (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of the year after several area food processing plants closed. The market is very price-sensitive and competing properties dropped rents by as much as $100/month in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. Occupancy declined from a high of 95% in February 2009 to a low of 77% in October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009 and remains two months in arrears as of September 30, 2010. The operating general partner tried to restructure the debt in order to improve cash flow, but was unsuccessful. At this point the lender has agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, foreclosure actions will not be initiated. As of the last site inspection by the investment general partner in April 2010, all vacant units were ready for occupancy and with good curb appeal. With increased marketing activities and concessions, the property ended 2009 90% occupied. The property is 92% occupied as of September 30, 2010 and has had an average occupancy rate of 96% for the first nine months of 2010. Operations, however, remain below breakeven due to the reduced rents and high bad debt expense. While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of the end of the third quarter of 2010 the lender does not appear to be interested in discussing a loan modification. The investment general partner is also considering possible replacements for the operating general partner in the event that the current operating general partner is unable to meet its obligations to the Operating Partnership. The operating general partner's operating deficit guaranty was for a maximum of $800,000 during the thirty-six months after rental achievement. Rental achievement was satisfied in the first quarter of 2007; consequently, the operating deficit guaranty expired on March 31, 2010. The operating general partner who previously provided the operating deficit guaranty agreed in late June 2010 to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. An amendment to the Operating Partnership Agreement memorializing this agreement was drafted and forwarded to the operating general partner for execution in September 2010. This amendment is expected to be signed in November 2010.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. As the result of management's efforts, occupancy increased to 91% as of September 30, 2010 and the property operated above breakeven through the third quarter of 2010. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average for expenses per unit. The mortgage and insurance payments are current.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX. Occupancy averaged 83% in 2009 with below breakeven operations. The local economy has struggled with widespread layoffs in the retail industry, most notably at the Outlet Mall and Walmart. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. People generally cannot afford to lease at the property without the assistance of Section 8 vouchers. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Management has successfully targeted local churches, other property owners, and law enforcement agencies in an effort to attract tenants that meet the rental requirements. In addition, the onsite manager has developed an excellent relationship with local housing authority. At the end of the third quarter of 2010, occupancy was 88% with above breakeven operations. Management reports that two move-ins are planned for early in the fourth quarter. Tenants with vouchers will occupy both units. The investment general partner will continue to monitor the property to ensure that the tenant base remains stable. All real estate tax, insurance and mortgage payments are current.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. Despite high average occupancy of 96% in 2009, the property operated below breakeven. Occupancy continues to be strong in 2010 and has averaged 97% through the third quarter of 2010. The primary cause of below breakeven operations is high operating expenses related to deferred maintenance and property upgrades. Management plans on bringing the expense levels down to allow the property to operate above breakeven in 2010. All real estate tax, insurance and mortgage payments are current. Although the operating general partner's operating deficit guarantee has expired, the property does maintain an operating reserve that has been used to fund deficits.

Series 48

As of September 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 11 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 48 reflects a net loss from Operating Partnerships of $(322,975) and $(370,643), respectively, which includes depreciation and amortization of $849,400 and $864,792, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, L.P. (Wyndam Place Senior Residences) is a 42-unit elderly development located in Emporia, Kansas. A site visit conducted in August 2009 revealed that the property has good curb appeal. Occupancy averaged 93% in 2009 and has increased to average 98% year to date in 2010. In 2009 the property operated slightly below breakeven due to expenses attributed to tax assessments and other legal matters. The property successfully appealed their 2008 assessment, and provided a tax bill to confirm the actual 2009 tax amount was approximately $10,000 less than the original budgeted amount. However, legal costs associated with the appeal were excessive. The State of Kansas has also imposed an additional new franchise tax on the property. The operating general partner was successful in receiving a reduced value for the property, which will be in place through 2010. Kansas is migrating towards using the same Section 42 assessment methodologies as Iowa. In this case, the value would be based upon cap rates applied to the property's trailing cash flow. The property started to fund replacement reserves in the second quarter of 2010, depositing $7,000 of the required annual amount of $8,400. The property is operating above breakeven through the first nine months of 2010.

The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released in conjunction with the operating general partner reducing the principal debt balance to the original underwritten level. As the investment general partner and operating general partner have initiated discussions on analyzing the 2009-2010 operating results, rental achievement will be reviewed during the fourth quarter of 2010. Accounts payable consists mainly of accrued asset management and partnership fees. Trade payable balances are nominal. The mortgage payments, taxes, and insurance are all current.

McEver Vineyards L.P. (McEver Vineyards Apartments) is a 220-unit family property located in Gainesville, GA. Occupancy averaged 93% in 2008, but began declining in the second half of that year after several area food processing plants closed. The market is very price-sensitive and competing properties dropped rents by as much as $100/month in early 2009. McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. Occupancy declined from a high of 95% in February 2009 to a low of 77% in October 2009. The expenses associated with continued high turnover have caused operations to remain below breakeven. The mortgage has been in default since October 2009 and remains two months in arrears as of September 30, 2010. The operating general partner tried to restructure the debt in order to improve cash flow, but was unsuccessful. At this point the lender has agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, foreclosure actions will not be initiated. As of the last site inspection by the investment general partner in April 2010, all vacant units were ready for occupancy and curb appeal was good. With increased marketing activities and concessions, the property ended 2009 90% occupied. The property is 92% occupied as of September 30, 2010 and has had an average occupancy rate of 96% for the first nine months of 2010. Operations, however, remain below breakeven due to the reduced rents and high bad debt expense. While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of the end of the third quarter of 2010 the lender does not appear to be interested in discussing a loan modification. The investment general partner is also considering possible replacements for the operating general partner in the event that the current operating general partner is unable to meet its obligations to the Operating Partnership. The operating general partner's operating deficit guaranty was for a maximum of $800,000 during the thirty-six months after rental achievement. Rental achievement was satisfied in the first quarter of 2007; consequently, the operating deficit guaranty expired on March 31, 2010. The operating general partner who previously provided the operating deficit guaranty agreed in late June 2010 to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. An amendment to the Operating Partnership Agreement memorializing this agreement was drafted and forwarded to the operating general partner for execution in September 2010. This amendment is expected to be signed in November 2010.

Series 49

As of September 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 49 reflects a net loss from Operating Partnerships of $(898,133) and $(1,169,279), respectively, which includes depreciation and amortization of $1,751,742 and $1,749,765, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Fort Worth, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy has averaged 92% year-to-date and 95% in the third quarter of 2010. The property is operating above breakeven. However, debt payments under the construction loan currently include payment of interest only with no principal amortization. The property is currently financed with floating rate, tax-exempt bonds. If the loan were to convert to permanent financing and the property maintains the current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would be below breakeven. In addition, were the floating interest rate to increase significantly, the property could experience a further deficit. In the past, Post Oak Apartments has experienced higher resident turnover than expected, primarily because of delinquency and evictions. Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions. The new management company has implemented a "no tolerance" policy to enforce collection rules, and although bad debt expense needs further improvement, it is projected to be significantly lower in 2010 than it was in 2009. Residents are now charged for damages and lease violations, and are being evicted if necessary. In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to allow 38 units that were set aside for families earning 30% of the Area Median Income or less to be rented by families earning up to 60% of AMI.  This change will increase the pool of potential residents.

As a result of the high expenses noted above, the property is unable to support the originally underwritten permanent debt amount of $13,600,000 and the Operating Partnership has been unable to convert from construction to permanent financing. In the third quarter of 2010, the operating general partner submitted a request for approval from the Texas Department of Housing and Community Affairs, as well as the investment general partner, for the admission of a new operating general partner. It is anticipated that this new operating general partner will be able to obtain a full abatement of the real estate taxes, due to its non-profit status. In August 2010, a conventional permanent mortgage lender issued a commitment letter for a permanent loan in the full amount of the construction loan subject to a full abatement of the taxes being confirmed. The permanent loan closing and operating general partner transfer are anticipated to occur simultaneously in the fourth quarter of 2010. The operating general partner has an unlimited guarantee until rental achievement, which has not yet occurred. The property's construction mortgage, real estate tax and insurance payments are current as of September 30, 2010.

The Gardens of Athens (The Garden of Athens, LP) is a 36-unit elderly development located in Athens, Texas. Historically, occupancy has been strong, averaging 100% since 2007. The property operated slightly below breakeven in 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender has agreed to extend the term of the construction loan through January 2010 and the Operating Partnership has continued making the debt payments required under the construction loan.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks, expected to occur in 2010. The loan from the investment partnership's reserves, which is anticipated to be paid back in full by January 2015, is payable from cash flow or a capital transaction. With the new monthly debt service payment, the property operated above breakeven through the third quarter of 2010.

This property is part of a portfolio that includes several troubled properties. Over the past two years the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio. However, none have been successful and the investment general partner now believes a recapitalization is unlikely. The investment general partner has sought a replacement operating general partner with sufficient financial resources to cover deficits and management resources to maintain strong operations; however, no such party has been identified due to the property's size and location. Because operations have improved significantly, the investment general partner intends to have discussions with the operating general partner about modifying the Operating Partnership agreement to allow the current operating general partner to remain in place. The property's mortgage, real estate tax and insurance payments are current as of September 30, 2010.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit elderly development in Lenexa, Kansas. The property reached initial full occupancy in November 2007. The average occupancy for 2008, 2009 and the first three quarters of 2010 was 90%, 91% and 93%, respectively. As of September 30, 2010, the property was 98% occupied. Operations were below breakeven in 2008, nominally below breakeven in 2009 on an accrual basis, and at breakeven for the first three quarters of 2010. The Operating Partnership has been able to stay current on its first mortgage debt because no real estate tax payments have been made since the 2005 tax year. As of September 2010, an estimted $496,000 in real estate taxes and interest penalties were owed by Rosewood Place, LLC.

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

Upon receipt of the default notice, the investment general partner began discussions with the lender regarding a debt restructure. Several proposals have been made to the lender. The general outline of these proposals includes the investment general partner appealing the real estate taxes, and a $33,000 per annum reduction was obtained in the first quarter of 2009. Replacing the operating general partner and arranging for the investment limited partner to make an additional $450,000 contribution from the investment partnership reserves. These funds would be used to resolve the contractor's lien at a discount, and to pay down payables and past due taxes. The lender would agree to a debt service reduction that would result in a 1.15 debt service coverage ratio based on the property's current operating performance. The lender indicated that it would consider this proposal, but in the meantime it initiated foreclosure proceedings so as to preserve its rights under the loan documents.

In July 2009, the contractor filed for a motion for summary judgment, requesting foreclosure of the mechanic's lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. While the contractor has in the past considered the idea of becoming the operating general partner of Rosewood Place, LLC, in settlement of the mechanic's lien judgment, this notion is no longer being discussed. In June 2010, the operating general partner and the contractor reached a verbal agreement on a five-year payment plan to settle the mechanic's lien claim. As of September 30, 2010, this agreement still needed to be documented and remained contingent upon the first mortgage bonds also being re-structured.

In the fourth quarter of 2009, the operating general partner notified the lender that it may have identified a new lender to refinance the debt. Although no formal forbearance agreement had been entered into, the lender temporarily delayed the foreclosure to give the operating general partner time to work on this refinancing possibility. In May 2010, the operating general partner abandoned the plan to refinance the property with a new lender, principally as a result of the material shortfall in loan proceeds to refinance the existing first mortgage balance, as well as pay past due real estate taxes, the mechanic's lien, and transaction costs for the new loan.

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. As of September 30, 2010, the loan modification was being documented with the expectation that it would be executed in the fourth quarter. At this time, the greatest uncertainty to the closing of proposed restructuring is the operating general partner's ability to raise its share of the new capital required under the terms of the proposed transaction. While the first mortgage lender has not taken action on foreclosure it is not known how long this will continue to be the case. In May 2010, the lender informed the investment general partner that should it need to make a protective advance to pay past due real estate taxes in order to avoid the sale of the tax receivable by the local taxing authority, the lender would no longer consider a loan modification and would promptly move forward with its foreclosure action. As of September 30, 2010, the local taxing authority had not initiated action with respect to the sale of tax receivables for Rosewood Place, LLC. If the operating general partner is unable to raise new capital and close on a loan modification in the fourth quarter of 2010, there is a strong possibility of a foreclosure occurring in late 2010 or early 2011 and investors may be subject to recapture costs.

This property is part of a portfolio that includes several troubled properties. Over the last two years, the operating general partner's financial position has deteriorated and his ability to recapitalize any of his properties appears doubtful. The investment general partner is actively working with the operating general partner and lender to restructure the mortgage debt as discussed above. If the lender declines to restructure the debt, it is likely that the property will be foreclosed in the fourth quarter of 2010 or in the first quarter of 2011. If a foreclosure occurs in 2010 the investment general partner estimates that there would be recapture and interest relating to credits previously claimed of $615,072, as well as an estimated loss of future tax credits for this property of $3,854,295. This represents credit loss of $642 and recapture of $102, respectively, per 1,000 BACs.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family development located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than the area fair market rents. This prompted management to target residents of the competing properties by sending a mass mailing to over 700 residences to promote the lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were likely vacant as the mailings were returned. Management sent another mass mailing in October 2009 to over 500 units with slightly lower rents. The mailing was to all rental units excluding nursing homes that offered incentives of up to two months free rent. This action resulted in eleven move-ins during the fourth quarter of 2009. In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and has averaged 95% through the third quarter of 2010. The property continues to operate above breakeven through the first three quarters of 2010.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. As the result of management's efforts, occupancy increased to 91% as of September 30, 2010 and the property operated above breakeven through the third quarter of 2010. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average for expenses per unit. The mortgage and insurance payments are current.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. Adoption of the guidance does not have a material impact on the Fund's financial condition or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 15, 2010		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 15, 2010	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.