Form 10-Q
period 2010-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2011-02-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-24
Notes to Condensed Financial Statements	25-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. (Removed and Reserved.)	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$51,132,801	$53,401,222

OTHER ASSETS

Cash and cash equivalents	1,777,229	2,660,085
Notes receivable	260,410	1,311,741
Acquisition costs net	6,171,813	6,912,432
Other assets	712,483	929,338
	$60,054,736	$65,214,818

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	2,298,012	1,644,641
Capital contributions payable	626,969	2,542,553
	2,925,824	4,188,037

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	57,247,294	61,135,418
General Partner	(118,382)	(108,637)
	57,128,912	61,026,781
	$60,054,736	$65,214,818

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

Series 47

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,664,142	$13,451,384

OTHER ASSETS
Cash and cash equivalents	400,698	434,561
Notes receivable	-	155,857
Acquisition costs net	2,085,347	2,335,589
Other assets	-	43,989
	$15,150,187	$16,421,380

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,069,659	778,401
Capital contributions payable	91,654	291,632
	1,161,698	1,070,418

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	14,030,226	15,389,293
General Partner	(41,737)	(38,331)
	13,988,489	15,350,962
	$15,150,187	$16,421,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

Series 48

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 9,584,133	$10,098,426

OTHER ASSETS
Cash and cash equivalents	591,364	610,427
Notes receivable	-	155,857
Acquisition costs net	1,405,364	1,574,009
Other assets	-	43,989
	$11,580,861	$12,482,708

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	757,305	578,520
Capital contributions payable	293,785	493,763
	1,051,205	1,072,398

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	10,554,094	11,432,546
General Partner	(24,438)	(22,236)
	10,529,656	11,410,310
	$11,580,861	$12,482,708

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

Series 49

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$28,884,526	$29,851,412

OTHER ASSETS
Cash and cash equivalents	785,167	1,615,097
Notes receivable	260,410	1,000,027
Acquisition costs net	2,681,102	3,002,834
Other assets	712,483	841,360
	$33,323,688	$36,310,730

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	471,048	287,720
Capital contributions payable	241,530	1,757,158
	712,921	2,045,221

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	32,662,974	34,313,579
General Partner	(52,207)	(48,070)
	32,610,767	34,265,509
	$33,323,688	$36,310,730

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 26,993	$ 914
	26,993	914

Share of loss from Operating Partnerships(Note D)	(720,653)	(893,684)

Expenses
Professional fees	15,325	13,005
Fund management fee (Note C)	277,579	257,101
Amortization	248,267	91,699
General and administrative expenses	30,958	28,087
	572,129	389,892

NET LOSS	$(1,265,789)	$(1,282,662)

Net loss allocated to assignees	$(1,262,624)	$(1,279,456)

Net loss allocated to general partner	$ (3,165)	$ (3,206)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2010	2009

Income
Interest income	$ 918	$ 193
	918	193

Share of loss from Operating Partnerships(Note D)	(237,163)	(293,691)

Expenses
Professional fees	669	2,735
Fund management fee (Note C)	93,892	87,259
Amortization	84,442	27,554
General and administrative expenses	9,637	8,630
	188,640	126,178

NET LOSS	$ (424,885)	$ (419,676)

Net loss allocated to assignees	$ (423,823)	$ (418,627)

Net loss allocated to general partner	$ (1,062)	$ (1,049)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2010	2009

Income
Interest income	$ 1,409	$ 297
	1,409	297

Share of loss from Operating Partnerships(Note D)	(185,079)	(230,119)

Expenses
Professional fees	601	2,699
Fund management fee (Note C)	59,595	52,095
Amortization	56,581	17,946
General and administrative expenses	7,835	7,197
	124,612	79,937

NET LOSS	$ (308,282)	$ (309,759)

Net loss allocated to assignees	$ (307,511)	$ (308,985)

Net loss allocated to general partner	$ (771)	$ (774)

Net loss per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2010	2009

Income
Interest income	$ 24,666	$ 424
	24,666	424

Share of loss from Operating Partnerships(Note D)	(298,411)	(369,874)

Expenses
Professional fees	14,055	7,571
Fund management fee (Note C)	124,092	117,747
Amortization	107,244	46,199
General and administrative expenses	13,486	12,260
	258,877	183,777

NET LOSS	$ (532,622)	$ (553,227)

Net loss allocated to assignees	$ (531,290)	$ (551,844)

Net loss allocated to general partner	$ (1,332)	$ (1,383)

Net loss per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 43,069	$ 43,727
	43,069	43,727

Share of loss from Operating Partnerships(Note D)	(2,241,114)	(2,731,050)

Expenses
Professional fees	101,026	95,710
Fund management fee (Note C)	788,268	798,091
Amortization	744,803	275,098
General and administrative expenses	65,727	75,781
	1,699,824	1,244,680

NET LOSS	$(3,897,869)	$(3,932,003)

Net loss allocated to assignees	$(3,888,124)	$(3,922,173)

Net loss allocated to general partner	$ (9,745)	$ (9,830)

Net loss per BAC	$ (.33)	$ (.33)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2010	2009

Income
Interest income	$ 5,266	$ 1,026
	5,266	1,026

Share of loss from Operating Partnerships(Note D)	(786,093)	(885,700)

Expenses
Professional fees	29,392	27,839
Fund management fee (Note C)	277,792	274,018
Amortization	253,327	82,663
General and administrative expenses	21,135	24,014
	581,646	408,534

NET LOSS	$(1,362,473)	$(1,293,208)

Net loss allocated to assignees	$(1,359,067)	$(1,289,975)

Net loss allocated to general partner	$ (3,406)	$ (2,184)

Net loss per BAC	$ (.39)	$ (.37)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2010	2009

Income
Interest income	$ 6,582	$ 1,390
	6,582	1,390

Share of loss from Operating Partnerships(Note D)	(504,824)	(597,057)

Expenses
Professional fees	23,940	24,439
Fund management fee (Note C)	171,128	169,122
Amortization	169,744	53,840
General and administrative expenses	17,600	19,832
	382,412	267,233

NET LOSS	$ (880,654)	$ (862,900)

Net loss allocated to assignees	$ (878,452)	$ (860,743)

Net loss allocated to general partner	$ (2,202)	$ (2,157)

Net loss per BAC	$ (.38)	$ (.37)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2010	2009

Income
Interest income	$ 31,221	$ 41,311
	31,221	41,311

Share of loss from Operating Partnerships(Note D)	(950,197)	(1,248,293)

Expenses
Professional fees	47,694	43,432
Fund management fee (Note C)	339,348	354,951
Amortization	321,732	138,595
General and administrative expenses	26,992	31,935
	735,766	568,913

NET LOSS	$(1,654,742)	$(1,775,895)

Net loss allocated to assignees	$(1,650,605)	$(1,771,455)

Net loss allocated to general partner	$ (4,137)	$ (4,440)

Net loss per BAC	$ (.28)	$ (.30)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2010	$ 61,135,418	$(108,637)	$ 61,026,781

Net loss	(3,888,124)	(9,745)	(3,897,869)

Partners' capital (deficit), December 31, 2010	$ 57,247,294	$(118,382)	$ 57,128,912

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2010	$ 15,389,293	$ (38,331)	$ 15,350,962

Net loss	(1,359,067)	(3,406)	(1,362,473)

Partners' capital (deficit), December 31, 2010	$ 14,030,226	$ (41,737)	$ 13,988,489

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2010	$ 11,432,546	$ (22,236)	$ 11,410,310

Net loss	(878,452)	(2,202)	(880,654)

Partners' capital (deficit), December 31, 2010	$ 10,554,094	$ (24,438)	$ 10,529,656

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2010	$ 34,313,579	$ (48,070)	$ 34,265,509

Net loss	(1,650,605)	(4,137)	(1,654,742)

Partners' capital (deficit), December 31, 2010	$ 32,662,974	$ (52,207)	$ 32,610,767

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net loss	$(3,897,869)	$(3,932,003)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	744,803	275,098
Distributions from Operating Partnerships	27,809	20,586
Share of Loss from Operating Partnerships	2,241,114	2,731,050
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(606,246)	287,208
(Decrease) Increase in accounts payable affiliates	653,371	278,371

Net cash (used in) provided by operating activities	(837,018)	(339,690)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(59,338)	(28,316)
Repayment from Operating Partnerships	13,500	-

Net cash (used in) provided by investing activities	(45,838)	(28,316)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(882,856)	(368,006)

Cash and cash equivalents, beginning	2,660,085	3,042,878

Cash and cash equivalents, ending	$ 1,777,229	$ 2,674,872

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its
investments in operating limited
partnerships and increased its
capital contribution obligation to
operating limited partnerships for
capital contributions due to
operating limited partnerships.

	$ 4,686	$ 5,774

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 1,860,932	$ 499,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2010	2009
Cash flows from operating activities:

Net loss	$(1,362,473)	$(1,293,208)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	253,327	82,663
Distributions from Operating Partnerships	407	903
Share of Loss from Operating Partnerships	786,093	885,700
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	291,258	241,258

Net cash (used in) provided by operating activities	(31,388)	(82,684)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,475)	-
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(2,475)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,863)	(82,684)

Cash and cash equivalents, beginning	434,561	490,890

Cash and cash equivalents, ending	$ 400,698	$ 408,206

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2010	2009
Cash flows from operating activities:

Net loss	$ (880,654)	$ (862,900)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	169,744	53,840
Distributions from Operating Partnerships	10,713	15,013
Share of Loss from Operating Partnerships	504,824	597,057
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	178,785	153,785
Net cash (used in) provided by operating activities	(16,588)	(43,205)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(2,475)	-
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(2,475)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,063)	(43,205)

Cash and cash equivalents, beginning	610,427	638,739

Cash and cash equivalents, ending	$ 591,364	$ 595,534

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
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

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2010	2009
Cash flows from operating activities:

Net loss	$(1,654,742)	$(1,775,895)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	321,732	138,595
Distributions from Operating Partnerships	16,689	4,670
Share of Loss from Operating Partnerships	950,197	1,248,293
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	(606,246)	287,208
(Decrease) Increase in accounts payable affiliates	183,328	(116,672)
Net cash (used in) provided by operating activities	(789,042)	(213,801)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(54,388)	(28,316)
Repayment from Operating Partnerships	13,500	-

Net cash (used in) provided by investing activities	(40,888)	(28,316)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(829,930)	(242,117)

Cash and cash equivalents, beginning	1,615,097	1,913,249

Cash and cash equivalents, ending	$ 785,167	$ 1,671,132

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2010	2009
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating limited partnerships and increased its capital contribution obligation to operating limited partnerships for capital contributions due to operating limited partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 1,461,240	$ 499,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010
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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2010, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

The Offering, including information regarding the issuance of BACs in series, is described on pages 161 to 167 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2010:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2010, and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series as of December 31, 2010 are as follows:
2010
Series 47	$250,242
Series 48	168,645
Series 49	321,732
$740,619

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

Accumulated amortization for capitalized expenses by Series as of December 31, 2010 are as follows:
2010
Series 47	$ 24,660
Series 48	8,768
Series 49	-
$ 33,428

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$ 284,457	$ 284,457

The fund management fees paid for the quarters ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ -	$ 50,000
Series 48	-	25,000
Series 49	-	250,000
Total	$ -	$ 325,000

The fund management fees paid for the nine months ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 47	$ -	$ 50,000
Series 48	-	25,000
Series 49	200,000	500,000
Total	$ 200,000	$ 575,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2010 and 2009, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2010 and 2009 is as follows:
	2010	2009
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2010.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2010	2009
Revenues
Rental	$ 15,702,166	$ 15,770,479
Interest and other	565,514	580,010
	16,267,680	16,350,489

Expenses
Interest	2,837,488	3,578,317
Depreciation and amortization	5,897,270	6,039,899
Operating expenses	10,182,889	9,891,201
	18,917,647	19,509,417

NET LOSS	$(2,649,967)	$(3,158,928)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(2,623,465)	$(3,127,341)

Net loss allocated to other Partners	$ (26,502)	$ (31,587)

* Amounts include $382,351 and $396,291 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2010	2009
Revenues
Rental	$ 6,074,000	$ 6,410,110
Interest and other	164,106	221,538
	6,238,106	6,631,648

Expenses
Interest	1,160,174	1,457,815
Depreciation and amortization	1,966,111	2,048,959
Operating expenses	3,905,854	4,019,520
	7,032,139	7,526,294

NET LOSS	$ (794,033)	$ (894,646)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (786,093)	$ (885,700)

Net loss allocated to other Partners	$ (7,940)	$ (8,946)

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2010	2009
Revenues
Rental	$ 3,347,228	$ 3,309,484
Interest and other	102,836	76,973
	3,450,064	3,386,457

Expenses
Interest	519,680	739,218
Depreciation and amortization	1,274,103	1,298,940
Operating expenses	2,166,204	1,951,386
	3,959,987	3,989,544

NET LOSS	$ (509,923)	$ (603,087)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (504,824)	$ (597,057)

Net loss allocated to other Partners	$ (5,099)	$ (6,030)

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2010	2009
Revenues
Rental	$ 6,280,938	$ 6,050,885
Interest and other	298,572	281,499
	6,579,510	6,332,384

Expenses
Interest	1,157,634	1,381,284
Depreciation and amortization	2,657,056	2,692,000
Operating expenses	4,110,831	3,920,295
	7,925,521	7,993,579

NET LOSS	$(1,346,011)	$(1,661,195)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,332,548)	$(1,644,584)

Net loss allocated to other Partners	$ (13,463)	$ (16,611)

* Amounts include $382,351 and $396,291 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2010 were $284,457 and total fund management fees accrued as of December 31, 2010 were $2,298,012. During the quarter ended December 31, 2010, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2010.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended December 31, 2010, Series 47 did not record any releases of contributions. Series 47 has outstanding contributions payable to one Operating Partnership in the amount of $91,654 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended December 31, 2010, Series 48 did not record any releases of contributions. Series 48 has outstanding contributions payable to one Operating Partnership in the amount of $293,785 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2010, Series 49 released $54,388 of contributions. Series 49 has outstanding contributions payable to two Operating Partnerships in the amount of $241,530 as of December 31, 2010. Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $10,867 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

As of December 31, 2010, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2010 are as follows:
	3 Months Fund Management Fee	3 Months Reporting Fee	9 Months Fund Management Fee	9 Months Reporting Fee
Series 47	$ 97,086	$ 3,194	$291,258	$13,466
Series 48	59,595	-	178,785	7,657
Series 49	127,776	3,684	383,328	43,980
	$284,457	$ 6,878	$853,371	$65,103

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 47 reflects a net loss from Operating Partnerships of $(794,033) and $(894,646), respectively, which includes depreciation and amortization of $1,966,111 and $2,048,959, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 94% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance, insurance and bad debt. Maintenance expenses increased in 2009 due to higher turnover, which led to an increase in make-ready costs. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition and a new nearby tax credit property is currently in lease up. The new property has three pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. Through the fourth quarter of 2010, the property has operated at breakeven primarily due to a large reduction in bad debt expense. As of December 31, 2010, occupancy was 91%. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average occupancy improved in 2010 to 95% after a material decline in 2009 to 87% from 93% in 2008. As of December 31, 2010, the property was 91% occupied. Due to the closing of several area food processing plants in early 2009 several competing properties significantly reduced rents; however, McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. As a result occupancy declined from a high of 95% in February 2009 to a low of 80% in October 2009. As of the last site inspection by the investment general partner in April 2010, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of December 31, 2010. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. The lender has agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated. While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of December 31, 2010 the lender does not appear to be interested in pursuing a loan modification.

Due to reduced rental income, bad debts and continued high turnover expenses, operations have remained below breakeven in 2009 and 2010. Originally, the operating general partner's operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. Rental achievement was met in the first quarter of 2007; consequently, the operating deficit guaranty was scheduled to expire on March 31, 2010. In late June 2010, the operating general partner agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Operating Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of December 31, 2010, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. As the result of management's efforts, occupancy increased to 91% as of December 31, 2010 and the property operated above breakeven through the fourth quarter of 2010. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average for expenses per unit. The mortgage and insurance payments are current.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX. Occupancy averaged 83% in 2009 with below breakeven operations. The local economy has struggled with widespread layoffs in the retail industry. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. People generally cannot afford to lease at the property without the assistance of Section 8 vouchers. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Management has successfully targeted local churches, other property owners, and law enforcement agencies in an effort to attract tenants that meet the rental requirements. In addition, the onsite manager has developed an excellent relationship with the local housing authority. At the end of the fourth quarter of 2010, occupancy was 83% with above breakeven operations. The investment general partner will continue to monitor the property to ensure that the tenant base remains stable. All real estate tax, insurance and mortgage payments are current.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. Despite high average occupancy of 96% in 2009, the property operated below breakeven. Occupancy continues to be strong in 2010 and has averaged 97% for the year. The primary cause of below breakeven operations is high operating expenses related to curing deferred maintenance and completing property upgrades. All real estate tax, insurance and mortgage payments are current. Although the operating general partner's operating deficit guarantee has expired, the property does maintain an operating reserve that has been used to fund deficits. The low income housing tax credit compliance period expires in December 2019.

Series 48

As of December 31, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 48 reflects a net loss from Operating Partnerships of $(509,923) and $(603,087), respectively, which includes depreciation and amortization of $1,274,103 and $1,298,940, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia Partners, L.P. (Wyndam Place Senior Residences) is a 42-unit elderly development located in Emporia, Kansas. A site visit conducted in September 2010 revealed that the property is in excellent condition. Occupancy averaged 93% in 2009 and has improved to an average occupancy of 98% through December 2010. In 2009 the property operated slightly below breakeven due to expenses attributed to tax assessments and other legal matters associated with the successful appeal of 2008 taxes. Despite an ongoing appeal of 2009 taxes, the operating general partner was successful in receiving a reduced valuation for the 2010 taxes, reducing the taxes by approximately $4,100 for the year. Kansas is migrating towards using the same Section 42 assessment methodologies as Iowa. In this case, the values would be based upon cap rates applied to the property's trailing cash flow. The property started to fund replacement reserves in the second quarter of 2010, depositing $7,000 of the required annual amount of $8,400. The property is operating above breakeven through December 2010. The property has been unable to meet rental achievement due to the permanent loan amount being higher than the underwritten amount. The investment general partner has remaining equity that will be released in conjunction with the operating general partner reducing the principal debt balance to the original underwritten level. As the investment general partner and operating general partner have initiated discussions on releasing equity, rental achievement is expected to occur during the second quarter of 2011. Accounts payable consist mainly of accrued asset management and partnership fees. Trade payable balances are minimal. The mortgage payments, taxes, and insurance are all current.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average occupancy improved in 2010 to 95% after a material decline in 2009 to 87% from 93% in 2008. As of December 31, 2010, the property was 91% occupied. Due to the closing of several area food processing plants in early 2009 several competing properties significantly reduced rents; however, McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties. As a result occupancy declined from a high of 95% in February 2009 to a low of 80% in October 2009. As of the last site inspection by the investment general partner in April 2010, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of December 31, 2010. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. The lender has agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated. While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of December 31, 2010 the lender does not appear to be interested in pursuing a loan modification.

Due to reduced rental income, bad debts and continued high turnover expenses, operations have remained below breakeven in 2009 and 2010. Originally, the operating general partner's operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. Rental achievement was met in the first quarter of 2007; consequently, the operating deficit guaranty was scheduled to expire on March 31, 2010. In late June 2010, the operating general partner agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Operating Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of December 31, 2010, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears.

Series 49

As of December 31, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 49 reflects a net loss from Operating Partnerships of $(1,346,011) and $(1,661,195), respectively, which includes depreciation and amortization of $2,657,056 and $2,692,000, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010. Prior to the permanent mortgage conversion that occurred in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

In November 2010, simultaneously with the conversion to conventional permanent financing, and with the approval of the Texas Department of Housing and Community Affairs and the investment general partner, the Operating Partnership admitted a new non-profit operating general partner that assumed 51% of the original operating general partner interest. The remaining 49% of the original operating general partner interest was converted to a Class B limited partner interest, owned by the original operating general partner. Because of its non-profit status, the new operating general partner will entitle Post Oak East, L.P. to a full abatement of the real estate taxes, saving the property approximately $150,000 annually. The 2010 unaudited financial statements indicate that under the terms of the permanent loan (principal of $13,600,000 and a fixed interest rate of 5.50%) and a full abatement of the real estate taxes, the property should operate above breakeven going forward. The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet occurred (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0). In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement. However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect. The property's mortgage, real estate tax, and insurance payments are current as of December 31, 2010.

The Gardens of Athens (The Garden of Athens, LP) is a 36-unit elderly development located in Athens, Texas. Historically, occupancy has been strong, with 2010 averaging 99%. The property operated slightly below breakeven in 2009. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008, issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks, which are believed to have occurred in 2010; however, documentation of such benchmarks has not yet been submitted by the operating general partner. The loan from the investment partnership's reserves, which is anticipated to be paid back in full by January 2015, is payable from cash flow or a capital transaction. The Operating Partnership has been making regular payments on this loan in 2010. With the new monthly debt service payment, the property operated above breakeven in 2010.

This property is part of a portfolio that includes several troubled properties. Over the past two years the operating general partner has explored a number of alternatives to raise cash and recapitalize the portfolio. However, none have been successful and the investment general partner now believes a recapitalization is unlikely. The investment general partner has sought a replacement operating general partner with sufficient financial resources to cover deficits and management resources to maintain strong operations; however, no such party has been identified due to the property's size and location. Because operations have improved significantly, the investment general partner intends to have discussions with the operating general partner about modifying the Operating Partnership agreement to allow the current operating general partner to remain in place. The property's mortgage, real estate tax and insurance payments are current as of year-end 2010.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full occupancy in November 2007. The average occupancy for 2008, 2009 and 2010 was 90%, 91% and 95%, respectively. As of December 31, 2010, the property was 98% occupied. Operations were below breakeven in 2008, nominally below breakeven in 2009 on an accrual basis, and at breakeven during 2010. The Operating Partnership has been able to stay current on its first mortgage debt because no real estate tax payments have been made since the 2005 tax year. At December 31, 2010, an estimated $605,000 in real estate taxes and interest penalties were owed by Rosewood Place, LLC including the first and second half of the 2010 taxes. The full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

In July 2009, the contractor filed a motion for summary judgment, requesting foreclosure of the mechanic's lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. While the contractor has in the past considered the idea of becoming the operating general partner of Rosewood Place, LLC, in settlement of the mechanic's lien judgment, this notion is no longer being discussed. In June 2010, the operating general partner and the contractor reached a verbal agreement on a five-year payment plan to settle the mechanic's lien claim for $250,000. The mechanic's lien judgment was released on December 29, 2010 as part of the settlement agreement executed in December 2010 by the general contractor and the operating general partner.

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution that financed a significant portion of the costs of the loan amendment. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits will be allocated to the new investor. This translates into a reduction in annual tax credits allocated to the original investors in Rosewood Place, LLC of approximately $42 per 1,000 BACs. If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010 the investment general partner estimates that there would have been recapture and interest relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 & 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve this year. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Now that the loan amendment has closed, real estate taxes, insurance escrows and bond payments are current.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family development located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than fair market rents in the area. This prompted management to target residents of the competing properties by sending a mass mailing to over 700 residences to promote the lower rents at Linden's Apartments. Management sent another mass mailing in October 2009 to over 500 units with slightly lower rents. The mailing was to all rental units excluding nursing homes that offered incentives of up to two months free rent. In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and has averaged 94% through the fourth quarter of 2010. The property continues to operate above breakeven through year-end 2010. As property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Linden-Shawnee Partners, LP effective the fourth quarter of 2010.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. Evictions at the property rose when many residents lost their means of employment and could no longer meet their rent obligations. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. As the result of management's efforts, occupancy increased to 91% as of December 31, 2010 and the property operated above breakeven through the fourth quarter of 2010. The property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner's state average for expenses per unit. The mortgage and insurance payments are current.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships plus advances made to Operating Partnerships, represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 14, 2011		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 14, 2011	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.