Form 10-K
period 2011-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2011-06-29
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011 or

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
Beneficial Assignee Certificates

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

None

BOSTON CAPITAL TAX CREDIT FUND V L.P.
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2011

PART I

Item 1.	Business

Organization

Boston Capital Tax Credit Fund V L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of October 15, 2003.  The general partner of the Fund is Boston Capital Associates V LLC, a Delaware limited liability company.  The members of the general partner are Boston Capital Companion Limited Partnership, a Massachusetts limited partnership, and John P. Manning, who is the managing member.  Additional members of the general partner are Jeffrey H. Goldstein and Marc N. Teal.  The general partner of Boston Capital Companion Limited Partnership is Boston Capital Partners II Corporation whose sole shareholder is John P. Manning.  John P. Manning is the principal of Boston Capital Partners, Inc.

The assignor limited partner is BCTC V Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning. The assignor limited partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the limited partnership interest of the assignor limited partner are assigned by the assignor limited partner by means of beneficial assignee certificates ("BACs") to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC.  On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective.  As of March 31, 2011, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

Description of Business

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund invests owns apartment complexes, which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance.  Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources.  Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation

Tax Credit").  Section 236(f)(ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the apartment complexes in which the Fund has invested are receiving their rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals.  At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.

As of March 31, 2011 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:
(1)
provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)
preserve and protect the Fund's capital and provide capital appreciation and cash distributions to limited partners through increases in value of the Fund's investments and, to the extent applicable, increase in equity through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)
provide cash distributions (except with respect to the Fund's investment in some non-profit Operating Partnerships) from capital transaction proceeds.  The Operating Partnerships intend to hold the apartment complexes for appreciation in value.  The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

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

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

●	The necessity of obtaining the consent of the operating general partners;
●	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and
●	The uncertainty of the market.

Any sale may occur well after the fifteen-year federal housing tax credit compliance period.

We have insufficient sources of cash to pay our existing liabilities.

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.   All monies currently deposited, or that will be deposited in the future, into the Fund's working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The Fund has acquired a limited partnership interest in 50 Operating Partnerships in three series, identified in the table set forth below.  The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Countrybook Apartments	Champagne, IL	150	$6,582,378	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	535,167	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,526,138	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,316,907	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,300,000	03/04	07/05	100%	2,383,449

McEver Vineyards Apartments	Gainesville, GA	220	10,692,340	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	472,039	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	748,661	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	1,878,916	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,610,045	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,203,882	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,380,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

The Vistas Apartments	Marble Falls, TX	124	$5,800,000	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	6,797,358	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	12,650,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Colusa Avenue Apartments	Chowchilla, CA	38	$1,894,509	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,519,406	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,331,478	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,300,000	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	472,039	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,692,340	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,306,776	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,037,996	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,380,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	12,650,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	1,095,359	08/04	05/05	100%	2,644,056

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bahia Palms Apartments	Laguna Vista, TX	64	$1,663,351	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,672,526	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	12,100,000	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	709,203	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,787,223	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,733,787	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	6,582,378	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,301,093	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,730,844	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	1,072,345	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,140,766	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,258,987	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Post Oak East Apartments	Fort Worth, TX	246	$13,589,299	07/04	05/06	100%	$1,141,118

RenaissanceVillage	Bowling Green, KY	34	687,309	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,308,472	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,141,521	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,450,000	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	8,274,354	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	1,151,680	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,548,225	01/05	12/05	100%	1,702,751

The Linden's Apartments	Bartesville, OK	54	1,049,914	05/05	06/06	100%	3,577,901

The Vistas Apartments	Marble Falls, TX	124	5,800,000	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	959,996	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	512,484	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market for the Fund's Limited Partnership Interest, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2011, the Fund has 5,175 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series.  Series 47 consists of 1,558 investors holding 3,478,334 BACs, Series 48 consists of 1,042 investors holding 2,299,372 BACs and Series 49 consists of 2,575 investors holding 6,000,000 BACs at March 31, 2011.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2011.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds is the proceeds of each Offering.  Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest and (iii) a line of credit.  All sources of liquidity are available to meet the obligations of the Fund.  The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004.  As of March 31, 2011 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47).  The Fund commenced offering BACs in Series 47 on January 2, 2004.  The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series
47.  Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2011, $2,475 of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255.  The Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 47 has outstanding contributions payable to 1 Operating Partnership in the amount of $91,654 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 48).  The Fund commenced offering BACs in Series 48 on May 11, 2004.  The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48.  Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2011, $2,475 of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063.  The Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 48 has outstanding contributions payable to 1 Operating Partnership in the amount of $178,629 as of March 31, 2011. Of the total amount outstanding, $168,628 has been loaned to an Operating Partnership.  The loan will be converted to equity and the remaining contributions of $10,001 will be released when the Operating Partnership have achieved the conditions set forth in their respective partnership agreement.

(Series 49).  The Fund commenced offering BACs in Series 49 on August 24, 2004.  The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49 as of March 31, 2011. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2011, $54,389 of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147.  The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 49 has outstanding contributions payable to 3 Operating Partnerships in the amount of $241,530 as of March 31, 2011.  Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnerships.  The loans and advances will be converted to equity and the remaining contributions of $10,867 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2011 and 2010, was $1,021,891, and $1,020,560, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $2,234,578 and $1,718,776, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 47 was $10,949,197 and $13,451,384, respectively.  The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, net loss of the series was $3,261,520 and $2,709,480, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, and partnership management fees.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 91% in 2010, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, insurance and bad debt. Management was able to cut the bad debt in half in 2010 due to more diligent collections efforts and tighter applicant screening policies.  Despite the large decrease in bad debt, administrative expenses increased in 2010. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising.  The property also has fewer amenities than the competition and a new nearby tax credit property is currently in lease up.  The new property has three pools, washer/dryer connections and covered parking at the same rent levels as CP Continental.  Management is reviewing administrative expense levels to determine areas that can be reduced.  Occupancy has improved in the first quarter of 2011 and was 93% as of March 31, 2011.  Through the first quarter of 2011, the property is operating at breakeven and is in line with its budget for both rental revenues and operating expenses except for the sewer expenses, which are coming in higher than budgeted. The property’s mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit.  The operating general partner is not obligated to have subordinated loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve.  The low income tax credit compliance period expires on December 31, 2019.
McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average occupancy improved in 2010 to 95% after a material decline in 2009 to 87% from 93% in 2008.  As of December 31, 2010, the property was 91% occupied.  Occupancy averaged 91% for the quarter ending March 31, 2011, and as of March 31, 2011, the property was 92% occupied.  Due to the closing of several area food processing plants in early 2009 several competing properties significantly reduced rents; however, McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties.  As a result, occupancy declined from a high of 95% in February 2009 to a low of 80% in October 2009.  As of the last site inspection by the investment general partner in April 2010, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of March 31, 2011.  The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful.  The lender has informally agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated.  While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of March 31, 2011 the lender does not appear to be interested in pursuing a loan modification. During the quarter ending March 31, 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership’s real estate taxes current.  If the property were to be foreclosed in 2011, it would result in loss of credits and credit recapture of $73 and $170, respectively, per 1,000 BACs.

Due to reduced rental income, high bad debt expense and continued high turnover costs, operations remained significantly below breakeven in 2010 and for the first quarter ending March 31, 2011.  Originally, the operating general partner’s operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement.  Rental achievement was met in the first quarter of 2007; consequently, the operating deficit guaranty was scheduled to expire on March 31, 2010.  In late June 2010, the operating general partner agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events.  Effective September 2010, the Operating Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans.  As of March 31, 2011, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears as noted above.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX.  The property experienced an increase in vacancy in 2010 and first quarter of 2011 caused by a soft employment and rental market. However, the property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner’s state averages. As a result, the property was able to operate above breakeven in 2010 and through the first quarter of 2011. The local economy continues to struggle, and many employers have relocated or reduced their work force. The operating general partner increased marketing by adding new signage and increasing the property’s newspaper and on-line presence.  To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX.  Occupancy averaged 88% in 2010, increasing 5% from the prior year's average, with above breakeven operations. The local economy has struggled with widespread layoffs in the retail industry. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Management has successfully targeted local churches, other property owners, and law enforcement agencies in an effort to attract tenants that meet the rental requirements. In addition, the onsite manager has developed an excellent relationship with the local housing authority.  Management continues to distribute flyers in the surrounding Hillsboro area and advertises in the Hillsboro newspaper. At the end of the first quarter of 2011, occupancy was 100% with above breakeven operations.  The investment general partner will continue to monitor the property to ensure that the tenant base remains stable. All real estate tax, insurance and mortgage payments are current.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA.  Despite high average occupancy of 96% in 2009, the property operated below breakeven.  The primary cause of below breakeven operations was high operating expenses related to curing deferred maintenance and completing property upgrades. Occupancy improved in 2010 to average 97% allowing the property to operate above breakeven.  Occupancy continues to be strong and was 100% as of March 31, 2011 and the property continues to operate above breakeven. All real estate tax, insurance and mortgage payments are current.  Although the operating general partner’s operating deficit guarantee has expired, the property does maintain an operating reserve that has been used to fund deficits.  The low income housing tax credit compliance period expires on December 31, 2019.  Due to the fact that operations have stabilized above breakeven, the investment general partner will cease reporting for Pecan Acres subsequent to March 31, 2011.

(Series 48).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties as of March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $1,501,205 and $917,008, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 48 was $8,346,895 and $10,098,426, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net loss of the series was $2,621,202 and $1,371,482, respectively. The major components of the current year amount were share of losses from operating partnerships, impairment loss, and partnership management fees.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average occupancy improved in 2010 to 95% after a material decline in 2009 to 87% from 93% in 2008.  As of December 31, 2010, the property was 91% occupied.  Occupancy averaged 91% for the quarter ending March 31, 2011, and as of March 31, 2011, the property was 92% occupied.  Due to the closing of several area food processing plants in early 2009 several competing properties significantly reduced rents; however, McEver Vineyards was slow to decrease their rents to remain competitive and lost many residents to competing properties.  As a result, occupancy declined from a high of 95% in February 2009 to a low of 80% in October 2009.  As of the last site inspection by the investment general partner in April 2010, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of March 31, 2011.  The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful.  The lender has informally agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated.  While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of March 31, 2011 the lender does not appear to be interested in pursuing a loan modification. During the quarter ending March 31, 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership’s real estate taxes current.  If the property were to be foreclosed in 2011, it would result in loss of credits and credit recapture of $73 and $170, respectively, per 1,000 BACs.

Due to reduced rental income, high bad debt expense and continued high turnover costs, operations remained significantly below breakeven in 2010 and for the first quarter ending March 31, 2011.  Originally, the operating general partner’s operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement.  Rental achievement was met in the first quarter of 2007; consequently, the operating deficit guaranty was scheduled to expire on March 31, 2010.  In late June 2010, the operating general partner agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events.  Effective September 2010, the Operating Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans.  As of March 31, 2011, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears as noted above.

(Series 49). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $2,486,518 and $3,535,640, respectively, in passive income tax losses that were passed through to the investors.  The series also provided tax credits to the investors of $0.95 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 49 was $25,898,813 and $29,851,412, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net loss of the series was $5,648,975 and $4,883,505, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009.  A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010 and for the first quarter of 2011.  Prior to the permanent mortgage conversion that occurred in November 2010, the property was operating above breakeven.  However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments.  Had the loan converted to permanent financing under the floating rate for tax-exempt bonds and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

In November 2010, simultaneously with the conversion to conventional permanent financing, and with the approval of the Texas Department of Housing and Community Affairs and the investment general partner, the Operating Partnership admitted a new non-profit operating general partner that assumed 51% of the original operating general partner interest.  The remaining 49% of the original operating general partner interest was converted to a Class B limited partner interest, owned by the original operating general partner.  Because of its non-profit status, the new operating general partner entitles the property to a full abatement of the real estate taxes, saving the property approximately $150,000 annually.  The year to date March 2011 unaudited financial statements indicate that under the terms of the permanent loan (principal of $13,600,000 and a fixed interest rate of 5.50%) and a full abatement of the real estate taxes, the property is operating above breakeven.

The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet occurred (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0).  In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement.  However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect.  The property’s mortgage and insurance payments are current as of March 31, 2011.

The Gardens of Athens (The Gardens of Athens, LP) is a 36-unit elderly development located in Athens, Texas.  Historically, occupancy has been strong, with 2010 averaging 99%, and the average for the first quarter of 2011 at 100%.  Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay.  After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008 issued a notice of default under the construction loan, due to an expiration of the loan’s term.  The lender agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538.  However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247.  The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership’s achievement of certain benchmarks, which are believed to have occurred in 2010; however, documentation of such benchmarks has not yet been submitted by the operating general partner.  The loan from the investment partnership’s reserves, which is anticipated to be paid back in full by January 2015, is payable from cash flow or a capital transaction.  The Operating Partnership has been making regular payments on this loan.  With the new monthly debt service payment, the property operated above breakeven in 2010 and continues to do so as of March 2011.  A rent increase of $25/unit per month is scheduled to take effect with lease renewals, beginning on May 1, 2011. The property’s mortgage, real estate tax and insurance payments are current as of March 31, 2011.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas.  The property reached initial full occupancy in November 2007.  The average occupancy for 2008, 2009 and 2010 was 90%, 91% and 95%, respectively.  As of March 31, 2011, the property was 98% occupied and had averaged 99% occupancy in the first quarter of 2011.  Operations were below breakeven in 2008, nominally below breakeven in 2009, and at breakeven during 2010 and the first quarter of 2011.  The Operating Partnership was able to stay current on its first mortgage debt because no real estate tax payments were made for tax years 2006 – 2010 until all outstanding taxes were paid (including interest penalties) on January 7, 2011.  At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC including the first and second half 2010 real estate taxes.  As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

In July 2009, the contractor filed a motion for summary judgment, requesting foreclosure of its mechanic’s lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled.  On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner.  In June 2010, the operating general partner and the contractor reached a verbal agreement on a five-year payment plan to settle the mechanic’s lien claim for $250,000.  The mechanic’s lien judgment was released on December 29, 2010 as part of the settlement agreement executed in December 2010 by the general contractor and the operating general partner.

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender.  By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan.  In August 2010 the contractor also agreed, in concept, to the proposed loan modification.  The modification documents were executed and the transaction closed into escrow on December 21, 2010.  They were released from escrow on January 6, 2011 when all closing conditions were satisfied.  The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000.  The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution.  The new investor entity is related to the investment general partner.  As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs will be allocated to the new investor.  On a cumulative basis, tax credits allocated to the original investors in Rosewood Place, LLC will be reduced by approximately $748,000, equivalent to $125 per 1,000 BACs.  If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010 the investment general partner estimates that there would have been recapture and interest relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295.  This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009.  During those years the operating general partner’s financial position also deteriorated, preventing his ability to recapitalize any of these properties.  Although the operating general partner’s financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010.  During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above.  Now that the loan amendment has closed, real estate taxes, insurance escrows and bond payments are current as of March 31, 2011.  In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of March 31, 2011.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX.  The property experienced an increase in vacancy in 2010 and first quarter of 2011 caused by a soft employment and rental market. However, the property is exempt from paying real estate taxes and operating expenses continue to be below the investment general partner’s state averages. As a result, the property was able to operate above breakeven in 2010 and through the first quarter of 2011. The local economy continues to struggle, and many employers have relocated or reduced their work force. The operating general partner increased marketing by adding new signage and increasing the property’s newspaper and on-line presence.  To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

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

If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership.

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits.  In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2011 and 2010. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Operating Partnerships plus advances made to Operating Partnerships, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. Adoption of the guidance does not have a material impact on the Fund’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, with respect to each series individually, as well as the Fund as a whole.  Based on that evaluation, the Funds’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, were adequate and effective in timely alerting them to material information relating to any series or the Fund as a whole required to be included in the Fund’s periodic SEC filings.

(b)	Management's Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Fund as a whole. The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole as of March 31, 2011. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own.  The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Fund's affairs.

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 49, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 64, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 47, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2011 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2011 was $1,021,891.

2. The Fund has reimbursed an affiliate of the general partner a total of $70,657 for amounts charged to operations during the year ended March 31, 2011.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2011, 11,777,706 BACs had been issued.   The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	5.17%
Series 48	5.67%

(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund.  The Fund's response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund.  There is a provision in the Fund’s Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with related persons

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2011.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$19,649	$18,099	$23,127
(2)	Audit Related Fees	3,825	2,805	5,865
(3)	Tax Fees	5,365	4,585	7,119
(4)	All Other Fees	-	-	-

	Total	$28,839	$25,489	$36,111

Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$19,125	$17,625	$22,501
(2)	Audit Related Fees	3,750	2,750	6,000
(3)	Tax Fees	5,235	4,475	6,945
(4)	All Other Fees	-	-	-

	Total	$28,110	$24,850	$35,446

(5)	Audit Committee

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

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2011 and 2010
Statements of Operations for the periods ended March 31, 2011 and 2010
Statements of Changes in Partners' Capital (deficit) for the periods ended March 31, 2011 and 2010
Statements of Cash Flows for the periods ended March 31, 2011 and 2010
Notes to Financial Statements, March 31, 2011 and 2010

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibit (listed according to the number assigned in the table in Item 601 of Regulation S-K)

3.1.
Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P.  (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

4.1.
Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P.  (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

10.1.
Beneficial Assignee Certificate.  (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.
Agreement of Limited Partnership of Hillsboro Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

b.
Agreement of Limited Partnership of Umatilla Links, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

c.
Agreement of Limited Partnership of Wyndam Emporia, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

d.
Agreement of Limited Partnership of Masters Apartment, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

e.
Agreement of Limited Partnership of McEver Vineyards, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

f.	Agreement of Limited Partnership of Park Plaza Village, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005).

g.
Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2005).

h.
Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

i.
Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

j.
Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

k.
Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

l.
Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

m.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

n.
Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

o.
Agreement of Limited Partnership of Continental Terrace, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

p.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

q.	Agreement of Limited Partnership of P.D.C. Sixty, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

r.	Agreement of Limited Partnership of Wellington Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

s.
Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

t.
Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

u.	Agreement of Limited Partnership of Marion Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

v.	Agreement of Limited Partnership of Parkland Manor, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

w.
Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

x.
Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

y.
Agreement of Limited Partnership of Columbia Blackshear, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

z.
Agreement of Limited Partnership of Garden Grace Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

aa.
Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ab.
Agreement of Limited Partnership of Marble Falls Vistas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ac.
Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ad.
Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ae.
Agreement of Limited Partnership of Dawn Springs Villas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

af.
Agreement of Limited Partnership of Rural Housing Mauston I & II, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ag.	Agreement of Limited Partnership of Colusa Avenue, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2007).

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

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
Date:		General Partner

June 29, 2011		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2011	/s/ John P. Manning	Director, President (Principal
	John P. Manning	Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

June 29, 2011	/s/ Marc N. Teal	Sr. Vice President, Chief Financial
	Marc N. Teal	Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.