Form 10-Q
period 2011-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2011-08-15
CIK 1267425

TED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-10
Condensed Statements of Changes in Partners' Capital (Deficit)	11-12
Condensed Statements of Cash Flows	13-16
Notes to Condensed Financial Statements	17-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. (Removed and Reserved.)	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$44,789,754	$45,194,905

OTHER ASSETS

Cash and cash equivalents	2,265,084	2,236,091
Notes receivable	429,038	429,038
Acquisition costs net	4,425,288	4,617,692
Other assets	103,748	112,483
	$52,012,912	$52,590,209

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	2,866,926	2,582,469
Capital contributions payable	501,047	511,813
	3,368,816	3,095,125

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	48,783,689	49,632,550
General Partner	(139,593)	(137,466)
	48,644,096	49,495,084
	$52,012,912	$52,590,209

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2011	March 31, 2011
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,883,878	$10,949,197

OTHER ASSETS
Cash and cash equivalents	404,317	397,096
Notes receivable	-	-
Acquisition costs net	1,918,519	2,001,933
Other assets	-	-
	$13,206,714	$13,348,226

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,263,831	1,166,745
Capital contributions payable	91,654	91,654
	1,355,870	1,258,784

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	11,897,925	12,135,927
General Partner	(47,081)	(46,485)
	11,850,844	12,089,442
	$13,206,714	$13,348,226

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2011	March 31, 2011
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,223,707	$ 8,346,895

OTHER ASSETS
Cash and cash equivalents	444,268	435,509
Notes receivable	168,628	168,628
Acquisition costs net	798,982	833,720
Other assets	-	-
	$ 9,635,585	$ 9,784,752

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	876,495	816,900
Capital contributions payable	178,629	178,629
	1,055,239	995,644

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	8,609,657	8,817,897
General Partner	(29,311)	(28,789)
	8,580,346	8,789,108
	$ 9,635,585	$ 9,784,752

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2011	March 31, 2011
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,682,169	$25,898,813

OTHER ASSETS
Cash and cash equivalents	1,416,499	1,403,486
Notes receivable	260,410	260,410
Acquisition costs net	1,707,787	1,782,039
Other assets	103,748	112,483
	$29,170,613	$29,457,231

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	726,600	598,824
Capital contributions payable	230,764	241,530
	957,707	840,697

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	28,276,107	28,678,726
General Partner	(63,201)	(62,192)
	28,212,906	28,616,534
	$29,170,613	$29,457,231

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 3,615	$ 5,566
Other income	5,525	-
	9,140	5,566

Share of loss from Operating Partnerships(Note D)	(362,981)	(860,068)

Expenses
Professional fees	17,376	5,268
Fund management fee (Note C)	267,910	258,122
Amortization	192,404	248,267
General and administrative expenses	19,457	13,413
	497,147	525,070

NET LOSS	$ (850,988)	$(1,379,572)

Net loss allocated to assignees	$ (848,861)	$(1,376,123)

Net loss allocated to general partner	$ (2,127)	$ (3,449)

Net loss per BAC	$ (.07)	$ (.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2011	2010

Income
Interest income	$ 690	$ 903
Other income	-	-
	690	903

Share of loss from Operating Partnerships(Note D)	(50,416)	(298,766)

Expenses
Professional fees	4,792	2,792
Fund management fee (Note C)	94,572	95,293
Amortization	83,414	84,442
General and administrative expenses	6,094	4,338
	188,872	186,865

NET LOSS	$ (238,598)	$ (484,728)

Net loss allocated to assignees	$ (238,002)	$ (483,516)

Net loss allocated to general partner	$ (596)	$ (1,212)

Net loss per BAC	$ (.07)	$ (.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2011	2010

Income
Interest income	$ 720	$ 1,268
Other income	-	-
	720	1,268

Share of loss from Operating Partnerships(Note D)	(109,649)	(216,137)

Expenses
Professional fees	3,676	878
Fund management fee (Note C)	56,066	59,595
Amortization	34,738	56,581
General and administrative expenses	5,353	4,074
	99,833	121,128

NET LOSS	$ (208,762)	$ (335,997)

Net loss allocated to assignees	$ (208,240)	$ (335,157)

Net loss allocated to general partner	$ (522)	$ (840)

Net loss per BAC	$ (.09)	$ (.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2011	2010

Income
Interest income	$ 2,205	$ 3,395
Other income	5,525	-
	7,730	3,395

Share of loss from Operating Partnerships(Note D)	(202,916)	(345,165)

Expenses
Professional fees	8,908	1,598
Fund management fee (Note C)	117,272	103,234
Amortization	74,252	107,244
General and administrative expenses	8,010	5,001
	208,442	217,077

NET LOSS	$ (403,628)	$ (558,847)

Net loss allocated to assignees	$ (402,619)	$ (557,450)

Net loss allocated to general partner	$ (1,009)	$ (1,397)

Net loss per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2011	$ 49,632,550	$(137,466)	$ 49,495,084

Net loss	(848,861)	(2,127)	(850,988)

Partners' capital (deficit), June 30, 2011	$ 48,783,689	$(139,593)	$ 48,644,096

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2011	$ 12,135,927	$ (46,485)	$ 12,089,442

Net loss	(238,002)	(596)	(238,598)

Partners' capital (deficit), June 30, 2011	$ 11,897,925	$ (47,081)	$ 11,850,844

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2011	$ 8,817,897	$ (28,789)	$ 8,789,108

Net loss	(208,240)	(522)	(208,762)

Partners' capital (deficit), June 30, 2011	$ 8,609,657	$ (29,311)	$ 8,580,346

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2011	$ 28,678,726	$ (62,192)	$ 28,616,534

Net loss	(402,619)	(1,009)	(403,628)

Partners' capital (deficit), June 30, 2011	$ 28,276,107	$ (63,201)	$ 28,212,906

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net loss	$ (850,988)	$(1,379,572)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	192,404	248,267
Distributions from Operating Partnerships	42,170	16,963
Share of Loss from Operating Partnerships	362,981	860,068
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	8,735	-
(Decrease) Increase in accounts payable affiliates	284,457	84,457

Net cash (used in) provided by operating activities	39,759	(169,817)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,766)	-
Repayment from Operating Partnerships	-	4,500

Net cash (used in) provided by investing activities	(10,766)	4,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,993	(165,317)

Cash and cash equivalents, beginning	2,236,091	2,660,085

Cash and cash equivalents, ending	$ 2,265,084	$ 2,494,768

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2011	2010
Cash flows from operating activities:

Net loss	$ (238,598)	$ (484,728)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	83,414	84,442
Distributions from Operating Partnerships	14,903	1,087
Share of Loss from Operating Partnerships	50,416	298,766
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	97,086	97,086

Net cash (used in) provided by operating activities	7,221	(3,347)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,221	(3,347)

Cash and cash equivalents, beginning	397,096	434,561

Cash and cash equivalents, ending	$ 404,317	$ 431,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2011	2010
Cash flows from operating activities:

Net loss	$ (208,762)	$ (335,997)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	34,738	56,581
Distributions from Operating Partnerships	13,539	-
Share of Loss from Operating Partnerships	109,649	216,137
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	59,595	59,595

Net cash (used in) provided by operating activities	8,759	(3,684)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,759	(3,684)

Cash and cash equivalents, beginning	435,509	610,427

Cash and cash equivalents, ending	$ 444,268	$ 606,743

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2011	2010
Cash flows from operating activities:

Net loss	$ (403,628)	$ (558,847)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	74,252	107,244
Distributions from Operating Partnerships	13,728	15,876
Share of Loss from Operating Partnerships	202,916	345,165
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	8,735	-
(Decrease) Increase in accounts payable affiliates	127,776	(72,224)

Net cash (used in) provided by operating activities	23,779	(162,786)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,766)	-
Repayment from Operating Partnerships	-	4,500

Net cash (used in) provided by investing activities	(10,766)	4,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,013	(158,286)

Cash and cash equivalents, beginning	1,403,486	1,615,097

Cash and cash equivalents, ending	$ 1,416,499	$ 1,456,811

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund V L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 15, 2003, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates V LLC, a Delaware limited liability company. The members of the general partner are Boston Capital Companion Limited Partnership, a Massachusetts limited partnership, and John P. Manning, who is the managing member. Additional managers of the general partner are Jeffrey H. Goldstein and Marc N. Teal. The general partner of Boston Capital Companion Limited Partnership is Boston Capital Partners II Corporation whose sole shareholder is John P. Manning. John P. Manning is the principal of Boston Capital Partners, Inc.

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2011, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2011:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2011 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. As of March 31, 2011, an impairment loss of $515,429 and $791,820 for Series 48 and Series 49, respectively, was recorded. As of March 31, 2010, an impairment loss of $1,018,679 was recorded for Series 49. As of March 31, 2011, the lives of the remaining acquisition costs were reassessed and determined to be 6 years for all Series.

Accumulated amortization of acquisition costs by Series as of June 30, 2011 is as follows:
2011
Series 47	$ 995,712
Series 48	634,173
Series 49	1,375,961
$3,005,846

The amortization of deferred acquisition costs for each of the ensuing 5 years through June 30, 2016 is estimated to be $769,615 per year.

Capitalized Expenses

Costs incurred in connection with borrowing funds to make capital contributions to Operating Partnerships and certain other costs are capitalized and included in investments in Operating Partnerships. Such costs are being amortized on the straight-line method over 27.5 years. As of March 31, 2011, an impairment loss of $86,385 and $31,129 for Series 47 and Series 48, respectively, was recorded to bring the capitalized expense to zero for Series 47 and Series 48. As of March 31, 2010, an impairment loss of $131,314 was recorded to bring the capitalized expense to zero for Series 49.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2011 and 2010 are as follows:
	2011	2010
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$ 284,457	$284,457

The fund management fees paid for the quarters ended June 30, 2011 and 2010 are as follows:
	2011	2010
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	200,000
Total	$ -	$200,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2011 and 2010, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2011 and 2010 is as follows:
	2011	2010
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2011.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2011	2010
Revenues
Rental	$ 5,310,422	$ 5,173,316
Interest and other	173,914	206,140
	5,484,336	5,379,456

Expenses
Interest	921,454	931,389
Depreciation and amortization	1,913,360	1,971,661
Operating expenses	3,522,488	3,477,152
	6,357,302	6,380,202

NET LOSS	$ (872,966)	$(1,000,746)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (864,235)	$ (990,739)

Net loss allocated to other Partners	$ (8,731)	$ (10,007)

* Amounts include $501,254 and $130,671 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2011	2010
Revenues
Rental	$ 2,023,199	$ 1,988,678
Interest and other	51,267	62,538
	2,074,466	2,051,216

Expenses
Interest	356,514	357,899
Depreciation and amortization	611,751	648,169
Operating expenses	1,316,482	1,346,932
	2,284,747	2,353,000

NET LOSS	$ (210,281)	$ (301,784)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (208,178)	$ (298,766)

Net loss allocated to other Partners	$ (2,103)	$ (3,018)

* Amounts include $157,762 and $- for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2011	2010
Revenues
Rental	$ 1,131,396	$ 1,091,677
Interest and other	27,948	37,395
	1,159,344	1,129,072

Expenses
Interest	174,506	174,713
Depreciation and amortization	419,059	424,697
Operating expenses	748,583	747,982
	1,342,148	1,347,392

NET LOSS	$ (182,804)	$ (218,320)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (180,975)	$ (216,137)

Net loss allocated to other Partners	$ (1,829)	$ (2,183)

* Amounts include $71,326 and $- for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2011	2010
Revenues
Rental	$ 2,155,827	$ 2,092,961
Interest and other	94,699	106,207
	2,250,526	2,199,168

Expenses
Interest	390,434	398,777
Depreciation and amortization	882,550	898,795
Operating expenses	1,457,423	1,382,238
	2,730,407	2,679,810

NET LOSS	$ (479,881)	$ (480,642)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (475,082)	$ (475,836)

Net loss allocated to other Partners	$ (4,799)	$ (4,806)

* Amounts include $272,166 and $130,671 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2011 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds is the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment and on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2011 were $284,457 and total fund management fees accrued as of June 30, 2011 were $2,866,926. During the quarter ended June 30, 2011, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2011.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended June 30, 2011, Series 47 did not record any releases of contributions. Series 47 has outstanding contributions payable to one Operating Partnership in the amount of $91,654 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended June 30, 2011, Series 48 did not record any releases of contributions. Series 48 has outstanding contributions payable to one Operating Partnership in the amount of $178,629 as of June 30, 2011. Of the amount outstanding, $168,628 has been advanced or loaned to the Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $10,001 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2011, Series 49 released $10,766 of contributions. Series 49 has outstanding contributions payable to one Operating Partnership in the amount of $230,764 as of June 30, 2011. Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $101 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Results of Operations

As of June 30, 2011, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2011 are as follows:

	3 Months Fund Management Fee	3 Months Reporting Fee
Series 47	$ 97,086	$ 2,514
Series 48	59,595	3,529
Series 49	127,776	10,504
	$284,457	$16,547

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 15 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 47 reflects a net loss from Operating Partnerships of $(210,281) and $(301,784), respectively, which includes depreciation and amortization of $611,751 and $648,169, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 91% in 2010, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, insurance and bad debt. Management was able to cut the bad debt in half in 2010 due to more diligent collections efforts and tighter applicant screening policies. Despite the large decrease in bad debt, administrative expenses increased in 2010. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which include a tax credit property that was built in 2009. The new property has three pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. Occupancy dropped to 87% as of June 30, 2011. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Through the second quarter of 2011, the property is operating below breakeven due to the drop in rental revenues. Overall, the property is in-line with the budget in terms of operating expenses. Management continues to review the budget to determine areas to control expenses and improve cash flow. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average occupancy improved in 2010 to 95% after a material decline in 2009 to 87% from 93% in 2008. Occupancy averaged 97% for the quarter ending June 30, 2011, and as of June 30, 2011, the property was 95% occupied. Occupancy has steadily recovered since the closing of several area food processing plants in early 2009 which resulted in a diminished tenant base. However, reduced rental rates at McEver Vineyards and several competing properties have yet to return to previous levels. As of the last site inspection by the investment general partner in April 2010, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of June 30, 2011. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. The lender has informally agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated. While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of June 30, 2011 the lender does not appear to be interested in pursuing a loan modification. In March 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership's real estate taxes current. If the property were to be foreclosed in 2011, it would result in loss of credits and credit recapture of $73 and $170, respectively, per 1,000 BACs.

Due to reduced rental income, high bad debt expense and continued high turnover costs, operations remained significantly below breakeven in 2010. Although overall rental revenue increased and bad debt expense declined in the first half of 2011, maintenance and turnover costs remained high and operations through June 30, 2011 were barely at breakeven. Originally, the operating general partner's operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. The operating general partner had thought that rental achievement was met in the first quarter of 2007, and consequently the operating deficit guaranty was scheduled to expire in March 2010. However, upon review of the definitions of rental achievement in the Partnership Agreement by the investment general partner it was determined that rental achievement had in fact not been met. In late June 2010, the operating general partner confirmed the operating deficit guaranty was still in force and agreed to continue funding operating deficits, in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of June 30, 2011, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears as noted above.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 that continued into 2011. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the second quarter of 2011. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property located in Hillsboro, TX. Occupancy averaged 88% in 2010, increasing 5% from the prior year's average, with above breakeven operations. The local economy has struggled with widespread layoffs in the retail industry. In addition, gas well exploration has halted, farm labor has declined due to poor crop production, and fast food chains have cut hours in order to control costs as a result of the minimum wage increase. The property is a member of the Hillsboro Crime Free Multi-Housing Program and has been successful in keeping crime and drug activity off the site. Management has successfully targeted local churches, other property owners, and law enforcement agencies in an effort to attract tenants that meet the rental requirements. In addition, the onsite manager has developed an excellent relationship with the local housing authority and HUD's Waco office. Management continues to distribute fliers in the surrounding Hillsboro area and advertises in the Hillsboro newspaper. At the end of the second quarter of 2011, occupancy was 100% with above breakeven operations. The investment general partner will continue to monitor the property to ensure that the tenant base remains stable. All real estate tax, insurance and mortgage payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hillsboro Fountainhead, L.P. subsequent to June 30, 2011.

Series 48

As of June 30, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 48 reflects a net loss from Operating Partnerships of $(182,804) and $(218,320), respectively, which includes depreciation and amortization of $419,059 and $424,697, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average occupancy improved in 2010 to 95% after a material decline in 2009 to 87% from 93% in 2008. Occupancy averaged 97% for the quarter ending June 30, 2011, and as of June 30, 2011, the property was 95% occupied. Occupancy has steadily recovered since the closing of several area food processing plants in early 2009 which resulted in a diminished tenant base. However, reduced rental rates at McEver Vineyards and several competing properties have yet to return to previous levels. As of the last site inspection by the investment general partner in April 2010, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of June 30, 2011. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. The lender has informally agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated. While the investment general partner will continue to work with the operating general partner and lender in an effort to bring operations to a breakeven level, as of June 30, 2011 the lender does not appear to be interested in pursuing a loan modification. In March 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership's real estate taxes current. If the property were to be foreclosed in 2011, it would result in loss of credits and credit recapture of $73 and $170, respectively, per 1,000 BACs.

Due to reduced rental income, high bad debt expense and continued high turnover costs, operations remained significantly below breakeven in 2010. Although overall rental revenue increased and bad debt expense declined in the first half of 2011, maintenance and turnover costs remained high and operations through June 30, 2011 were barely at breakeven. Originally, the operating general partner's operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. The operating general partner had thought that rental achievement was met in the first quarter of 2007, and consequently the operating deficit guaranty was scheduled to expire in March 2010. However, upon review of the definitions of rental achievement in the Partnership Agreement by the investment general partner it was determined that rental achievement had in fact not been met. In late June 2010, the operating general partner confirmed the operating deficit guaranty was still in force and agreed to continue funding operating deficits, in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of June 30, 2011, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears as noted above.

Series 49

As of June 30, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 49 reflects a net loss from Operating Partnerships of $(479,881) and $(480,642), respectively, which includes depreciation and amortization of $882,550 and $898,795, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010 and for the first half of 2011. Prior to the construction loan converting to conventional permanent fixed-rate financing in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds, as originally planned, and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

In November 2010, simultaneously with the conversion to conventional permanent financing, and with the approval of the Texas Department of Housing and Community Affairs and the investment general partner, the Operating Partnership admitted a new non-profit operating general partner that assumed 51% of the original operating general partner interest. The remaining 49% of the original operating general partner interest was converted to a Class B limited partner interest, owned by the original operating general partner. Because of its non-profit status, the new operating general partner entitles the property to a full abatement of the real estate taxes, saving the property approximately $150,000 annually. The year to date second quarter 2011 unaudited financial statements indicate that under the terms of the permanent loan (principal of $13,600,000 and a fixed interest rate of 5.50%) and a full abatement of the real estate taxes, the property is operating above breakeven.

The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet occurred (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0). In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement. However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect. The property's mortgage and insurance payments are current as of June 30, 2011.

The Gardens of Athens (The Gardens of Athens, LP) is a 36-unit elderly development located in Athens, Texas. Historically, occupancy has been strong, with 2010 averaging 99%, and the average through the second quarter of 2011 at 100%. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008 issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks, which are believed to have occurred in 2010; however, documentation of such benchmarks has not yet been submitted by the operating general partner. The loan from the investment partnership's reserves, which is anticipated to be paid back in full by January 2015, is payable from cash flow or a capital transaction. The Operating Partnership has been making regular payments on this loan. With the new monthly debt service payment, the property operated above breakeven in 2010 and has continued to do so through the second quarter of 2011. A rent increase of $25/unit per month took effect with lease renewals, beginning on May 1, 2011. The property's mortgage, real estate tax and insurance payments are current as of June 30, 2011.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full occupancy in November 2007. The average occupancy for 2008, 2009 and 2010 was 90%, 91% and 95%, respectively. As of June 30, 2011, the property was 98% occupied and reported average occupancy of 98% during the first half of 2011. Operations were below breakeven in 2008, nominally below breakeven in 2009, and at breakeven during 2010 and the first half of 2011. The Operating Partnership was able to stay current on its first mortgage debt because no real estate tax payments were made for tax years 2006 - 2010 until all outstanding taxes were paid (including interest penalties) on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

In July 2009, the contractor filed a motion for summary judgment, requesting foreclosure of its mechanic's lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. In June 2010, the operating general partner and the contractor reached a verbal agreement on a five-year payment plan to settle the mechanic's lien claim for $250,000. The mechanic's lien judgment was released on December 29, 2010 as part of the settlement agreement executed in December 2010 by the general contractor and the operating general partner.

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs will be allocated to the new investor. It is anticipated that the new investor will put its 45% interest in Rosewood Place, LLC back to the investment limited partner in early 2015. On a cumulative basis, the investment general partner originally forecast that the tax credits allocated to the original investors in Rosewood Place, LLC would be reduced by approximately $748,000 (equivalent to $125 per 1,000 BACs). However, it is now projected that the amount of tax credit reduction for the original investors will be approximately $997,000 (equivalent to $167 per 1,000 BACs). If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010 the investment general partner estimates that there would have been recapture and interest relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Now that the loan amendment has closed, real estate taxes, insurance escrows and bond payments are current as of June 30, 2011. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of June 30, 2011.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 which continued into 2011. The increase was caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the second quarter of 2011. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund's balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on the investments, represents its maximum exposure to loss.  The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying housing complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund's financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 15, 2011		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 15, 2011	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.