Form 10-Q
period 2011-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2012-02-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$43,919,979	$45,194,905

OTHER ASSETS

Cash and cash equivalents	1,994,410	2,236,091
Notes receivable	429,038	429,038
Acquisition costs net	4,040,480	4,617,692
Other assets	103,748	112,483
	$50,487,655	$52,590,209

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	3,185,840	2,582,469
Capital contributions payable	501,047	511,813
	3,687,730	3,095,125

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	46,944,129	49,632,550
General Partner	(144,204)	(137,466)
	46,799,925	49,495,084
	$50,487,655	$52,590,209

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2011	March 31, 2011
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,683,867	$10,949,197

OTHER ASSETS
Cash and cash equivalents	360,241	397,096
Notes receivable	-	-
Acquisition costs net	1,751,691	2,001,933
Other assets	-	-
	$12,795,799	$13,348,226

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,433,003	1,166,745
Capital contributions payable	91,654	91,654
	1,525,042	1,258,784

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	11,319,289	12,135,927
General Partner	(48,532)	(46,485)
	11,270,757	12,089,442
	$12,795,799	$13,348,226

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2011	March 31, 2011
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,084,731	$ 8,346,895

OTHER ASSETS
Cash and cash equivalents	354,148	435,509
Notes receivable	168,628	168,628
Acquisition costs net	729,506	833,720
Other assets	-	-
	$ 9,337,013	$ 9,784,752

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	920,685	816,900
Capital contributions payable	178,629	178,629
	1,099,429	995,644

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	8,267,752	8,817,897
General Partner	(30,168)	(28,789)
	8,237,584	8,789,108
	$ 9,337,013	$ 9,784,752

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2011	March 31, 2011
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$25,151,381	$25,898,813

OTHER ASSETS
Cash and cash equivalents	1,280,021	1,403,486
Notes receivable	260,410	260,410
Acquisition costs net	1,559,283	1,782,039
Other assets	103,748	112,483
	$28,354,843	$29,457,231

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	832,152	598,824
Capital contributions payable	230,764	241,530
	1,063,259	840,697

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	27,357,088	28,678,726
General Partner	(65,504)	(62,192)
	27,291,584	28,616,534
	$28,354,843	$29,457,231

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 2,666	$ 26,993
Other income	-	-
	2,666	26,993

Share of loss from Operating Partnerships(Note D)	(521,593)	(720,653)

Expenses
Professional fees	6,290	15,325
Fund management fee, net (Note C)	262,502	277,579
Amortization	192,404	248,267
General and administrative expenses	29,694	30,958
	490,890	572,129

NET LOSS	$(1,009,817)	$(1,265,789)

Net loss allocated to assignees	$(1,007,293)	$(1,262,624)

Net loss allocated to general partner	$ (2,524)	$ (3,165)

Net loss per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2011	2010

Income
Interest income	$ 517	$ 918
Other income	-	-
	517	918

Share of loss from Operating Partnerships(Note D)	(144,894)	(237,163)

Expenses
Professional fees	2,070	669
Fund management fee, net (Note C)	92,211	93,892
Amortization	83,414	84,442
General and administrative expenses	9,307	9,637
	187,002	188,640

NET LOSS	$ (331,379)	$ (424,885)

Net loss allocated to assignees	$ (330,551)	$ (423,823)

Net loss allocated to general partner	$ (828)	$ (1,062)

Net loss per BAC	$ (.10)	$ (.12)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2011	2010

Income
Interest income	$ 516	$ 1,409
Other income	-	-
	516	1,409

Share of loss from Operating Partnerships(Note D)	(72,226)	(185,079)

Expenses
Professional fees	1,992	601
Fund management fee, net (Note C)	57,095	59,595
Amortization	34,738	56,581
General and administrative expenses	7,664	7,835
	101,489	124,612

NET LOSS	$ (173,199)	$ (308,282)

Net loss allocated to assignees	$ (172,766)	$ (307,511)

Net loss allocated to general partner	$ (433)	$ (771)

Net loss per BAC	$ (.08)	$ (.13)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2011	2010

Income
Interest income	$ 1,633	$ 24,666
Other income	-	-
	1,633	24,666

Share of loss from Operating Partnerships(Note D)	(304,473)	(298,411)

Expenses
Professional fees	2,228	14,055
Fund management fee, net (Note C)	113,196	124,092
Amortization	74,252	107,244
General and administrative expenses	12,723	13,486
	202,399	258,877

NET LOSS	$ (505,239)	$ (532,622)

Net loss allocated to assignees	$ (503,976)	$ (531,290)

Net loss allocated to general partner	$ (1,263)	$ (1,332)

Net loss per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 9,797	$ 43,069
Other income	5,525	-
	15,322	43,069

Share of loss from Operating Partnerships(Note D)	(1,211,949)	(2,241,114)

Expenses
Professional fees	93,437	101,026
Fund management fee, net (Note C)	758,820	788,268
Amortization	577,212	744,803
General and administrative expenses	69,063	65,727
	1,498,532	1,699,824

NET LOSS	$(2,695,159)	$(3,897,869)

Net loss allocated to assignees	$(2,688,421)	$(3,888,124)

Net loss allocated to general partner	$ (6,738)	$ (9,745)

Net loss per BAC	$ (.23)	$ (.33)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2011	2010

Income
Interest income	$ 1,878	$ 5,266
Other income	-	-
	1,878	5,266

Share of loss from Operating Partnerships(Note D)	(249,440)	(786,093)

Expenses
Professional fees	29,012	29,392
Fund management fee, net (Note C)	269,998	277,792
Amortization	250,242	253,327
General and administrative expenses	21,871	21,135
	571,123	581,646

NET LOSS	$ (818,685)	$(1,362,473)

Net loss allocated to assignees	$ (816,638)	$(1,359,067)

Net loss allocated to general partner	$ (2,047)	$ (3,406)

Net loss per BAC	$ (.23)	$ (.39)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2011	2010

Income
Interest income	$ 1,932	$ 6,582
Other income	-	-
	1,932	6,582

Share of loss from Operating Partnerships(Note D)	(244,954)	(504,824)

Expenses
Professional fees	24,941	23,940
Fund management fee, net (Note C)	160,347	171,128
Amortization	104,214	169,744
General and administrative expenses	19,000	17,600
	308,502	382,412

NET LOSS	$ (551,524)	$ (880,654)

Net loss allocated to assignees	$ (550,145)	$ (878,452)

Net loss allocated to general partner	$ (1,379)	$ (2,202)

Net loss per BAC	$ (.24)	$ (.38)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2011	2010

Income
Interest income	$ 5,987	$ 31,221
Other income	5,525	-
	11,512	31,221

Share of loss from Operating Partnerships(Note D)	(717,555)	(950,197)

Expenses
Professional fees	39,484	47,694
Fund management fee, net (Note C)	328,475	339,348
Amortization	222,756	321,732
General and administrative expenses	28,192	26,992
	618,907	735,766

NET LOSS	$(1,324,950)	$(1,654,742)

Net loss allocated to assignees	$(1,321,638)	$(1,650,605)

Net loss allocated to general partner	$ (3,312)	$ (4,137)

Net loss per BAC	$ (.22)	$ (.28)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2011	$ 49,632,550	$(137,466)	$ 49,495,084

Net loss	(2,688,421)	(6,738)	(2,695,159)

Partners' capital (deficit), December 31, 2011	$ 46,944,129	$(144,204)	$ 46,799,925

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2011	$ 12,135,927	$ (46,485)	$ 12,089,442

Net loss	(816,638)	(2,047)	(818,685)

Partners' capital (deficit), December 31, 2011	$ 11,319,289	$ (48,532)	$ 11,270,757

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2011	$ 8,817,897	$ (28,789)	$ 8,789,108

Net loss	(550,145)	(1,379)	(551,524)

Partners' capital (deficit), December 31, 2011	$ 8,267,752	$ (30,168)	$ 8,237,584

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2011	$ 28,678,726	$ (62,192)	$ 28,616,534

Net loss	(1,321,638)	(3,312)	(1,324,950)

Partners' capital (deficit), December 31, 2011	$ 27,357,088	$ (65,504)	$ 27,291,584

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net loss	$(2,695,159)	$(3,897,869)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	577,212	744,803
Distributions from Operating Partnerships	62,977	27,809
Share of Loss from Operating Partnerships	1,211,949	2,241,114
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	8,735	(606,246)
(Decrease) Increase in accounts payable affiliates	603,371	653,371

Net cash (used in) provided by operating activities	(230,915)	(837,018)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,766)	(59,338)
Repayment from Operating Partnerships	-	13,500

Net cash (used in) provided by investing activities	(10,766)	(45,838)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(241,681)	(882,856)

Cash and cash equivalents, beginning	2,236,091	2,660,085

Cash and cash equivalents, ending	$ 1,994,410	$ 1,777,229

Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating partnerships and increased its capital contribution obligation to operating partnerships for capital contributions due to operating partnerships.	$ -	$ 4,686

The Fund applied notes receivable and advances to its capital contribution obligation to operating partnerships.	$ -	$ 1,860,932

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2011	2010
Cash flows from operating activities:

Net loss	$ (818,685)	$(1,362,473)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	250,242	253,327
Distributions from Operating Partnerships	15,890	407
Share of Loss from Operating Partnerships	249,440	786,093
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	266,258	291,258

Net cash (used in) provided by operating activities	(36,855)	(31,388)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(2,475)
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(2,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,855)	(33,863)

Cash and cash equivalents, beginning	397,096	434,561

Cash and cash equivalents, ending	$ 360,241	$ 400,698
Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating partnerships and increased its capital contribution obligation to operating partnerships for capital contributions due to operating partnerships.	$ -	$ 2,343

The Fund applied notes receivable and advances to its capital contribution obligation to operating partnerships.	$ -	$ 199,846

The accompanying notes are an integral part of these condensed statements
Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2011	2010
Cash flows from operating activities:

Net loss	$ (551,524)	$ (880,654)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	104,214	169,744
Distributions from Operating Partnerships	17,210	10,713
Share of Loss from Operating Partnerships	244,954	504,824
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	103,785	178,785

Net cash (used in) provided by operating activities	(81,361)	(16,588)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(2,475)
Repayment from Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(2,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,361)	(19,063)

Cash and cash equivalents, beginning	435,509	610,427

Cash and cash equivalents, ending	$ 354,148	$ 591,364

Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating partnerships and increased its capital contribution obligation to operating partnerships for capital contributions due to operating partnerships.	$ -	$ 2,343

The Fund applied notes receivable and advances to its capital contribution obligation to operating partnerships.	$ -	$ 199,846

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2011	2010
Cash flows from operating activities:

Net loss	$(1,324,950)	$(1,654,742)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	222,756	321,732
Distributions from Operating Partnerships	29,877	16,689
Share of Loss from Operating Partnerships	717,555	950,197
Changes in assets and liabilities
Decrease (Increase) in accounts receivable	8,735	(606,246)
(Decrease) Increase in accounts payable affiliates	233,328	183,328

Net cash (used in) provided by operating activities	(112,699)	(789,042)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,766)	(54,388)
Repayment from Operating Partnerships	-	13,500

Net cash (used in) provided by investing activities	(10,766)	(40,888)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,465)	(829,930)

Cash and cash equivalents, beginning	1,403,486	1,615,097

Cash and cash equivalents, ending	$ 1,280,021	$ 785,167

Supplemental schedule of noncash
investing and financing activities:

The Fund has increased its investments in operating partnerships and increased its capital contribution obligation to operating partnerships for capital contributions due to operating partnerships.	$ -	$ -

The Fund applied notes receivable and advances to its capital contribution obligation to operating partnerships.	$ -	$ 1,461,240

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2011, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2011:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2011, and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series as of December 31, 2011 is as follows:
2011
Series 47	$1,162,540
Series 48	703,649
Series 49	1,524,465
$3,390,654

The amortization of deferred acquisition costs for each of the ensuing 5 years through December 31, 2016 is estimated to be $769,615 per year.

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
December 31, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$ 284,457

The fund management fees paid for the quarters ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 47	$ 25,000	$ -
Series 48	75,000	-
Series 49	150,000	200,000
Total	$250,000	$200,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2011 and 2010, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2011 and 2010 is as follows:
	2011	2010
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2011.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2011	2010
Revenues
Rental	$ 16,090,544	$ 15,702,166
Interest and other	555,069	565,514
	16,645,613	16,267,680

Expenses
Interest	2,792,489	2,837,488
Depreciation and amortization	5,841,818	5,897,270
Operating expenses	10,449,768	10,182,889
	19,084,075	18,917,647

NET LOSS	$(2,438,462)	$(2,649,967)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(2,414,077)	$(2,623,465)

Net loss allocated to other Partners	$ (24,385)	$ (26,502)

* Amounts include $1,202,128 and $382,351 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2011	2010
Revenues
Rental	$ 6,147,308	$ 6,074,000
Interest and other	161,645	164,106
	6,308,953	6,238,106

Expenses
Interest	1,062,641	1,160,174
Depreciation and amortization	1,869,477	1,966,111
Operating expenses	4,089,817	3,905,854
	7,021,935	7,032,139

NET LOSS	$ (712,982)	$ (794,033)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (705,852)	$ (786,093)

Net loss allocated to other Partners	$ (7,130)	$ (7,940)

* Amounts include $456,412 and $- for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2011	2010
Revenues
Rental	$ 3,467,651	$ 3,347,228
Interest and other	99,210	102,836
	3,566,861	3,450,064

Expenses
Interest	530,120	519,680
Depreciation and amortization	1,254,965	1,274,103
Operating expenses	2,242,468	2,166,204
	4,027,553	3,959,987

NET LOSS	$ (460,692)	$ (509,923)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (456,085)	$ (504,824)

Net loss allocated to other Partners	$ (4,607)	$ (5,099)

* Amounts include $211,131 and $- for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2011	2010
Revenues
Rental	$ 6,475,585	$ 6,280,938
Interest and other	294,214	298,572
	6,769,799	6,579,510

Expenses
Interest	1,199,728	1,157,634
Depreciation and amortization	2,717,376	2,657,056
Operating expenses	4,117,483	4,110,831
	8,034,587	7,925,521

NET LOSS	$(1,264,788)	$(1,346,011)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,252,140)	$(1,332,548)

Net loss allocated to other Partners	$ (12,648)	$ (13,463)

* Amounts include $534,585 and $382,351 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2011 were $284,457 and total fund management fees accrued as of December 31, 2011 were $3,185,840. During the quarter ended December 31, 2011, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2011.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended December 31, 2011, Series 47 did not record any releases of contributions. Series 47 has outstanding contributions payable to one Operating Partnership in the amount of $91,654 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended December 31, 2011, Series 48 did not record any releases of contributions. Series 48 has outstanding contributions payable to one Operating Partnership in the amount of $178,629 as of December 31, 2011. Of the amount outstanding, $168,628 has been advanced or loaned to the Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $10,001 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2011, Series 49 did not record any releases of contributions. Series 49 has outstanding contributions payable to one Operating Partnership in the amount of $230,764 as of December 31, 2011. Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $101 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Results of Operations

As of December 31, 2011, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2011 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 4,875	$ 92,211
Series 48	59,595	2,500	57,095
Series 49	127,776	14,580	113,196
	$284,457	$21,955	$262,502

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$291,258	$21,260	$269,998
Series 48	178,785	18,438	160,347
Series 49	383,328	54,853	328,475
	$853,371	$94,551	$758,820

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 47 reflects a net loss from Operating Partnerships of $(712,982) and $(794,033), respectively, which includes depreciation and amortization of $1,869,477 and $1,966,111, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite an average physical occupancy of 91% in 2010, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, administrative, insurance and bad debt. Management was able to cut the bad debt in half in 2010 due to more diligent collections efforts and tighter applicant screening policies. Despite the large decrease in bad debt, administrative expenses increased in 2010. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. Occupancy has fluctuated through 2011, but stabilized at 95% at year-end. The site staff increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Through the fourth quarter of 2011, the property is operating below breakeven due to the drop in rental revenues. Overall, the property is in-line with the budget in terms of operating expenses. Management continues to review the budget to determine areas to control expenses and improve cash flow. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average physical occupancy remained strong in 2011 increasing slightly to 96% from 95% in 2010. Note that in 2009 occupancy at McEver Vineyards had declined to 87% as a result of the recession and its impact on the Atlanta metro area. Occupancy averaged 96% for the quarter ending December 31, 2011, and as of December 31, 2011, the property was 95% occupied. Occupancy has steadily recovered after the closing of several area food processing plants in early 2009 which resulted in a diminished tenant base. However, reduced rental rates at McEver Vineyards and several competing properties have yet to return to previous levels. As of the last site inspection by the investment general partner in March 2011, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of December 31, 2011. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. The lender has informally agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated. While the investment general partner will continue to work with the operating general partner and lender in an effort to improve operations, as of December 31, 2011 the lender is not interested in negotiating and documenting a loan modification. In March 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership's real estate taxes current. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $233 per 1,000 BACs and a recapture and interest penalty cost of $198 per 1,000 BACs.

Some elements of property operations improved in 2011 as overall rental revenue increased and bad debt and real estate tax expense decreased. However, as maintenance, utilities and turnover costs remained high, overall property operations in 2011 continued to be below a breakeven level. In 2010, due to reduced rental revenue, high bad debt expense and continued high turnover costs, property operations were significantly below breakeven. Originally, the operating general partner's operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. The operating general partner had thought that rental achievement was met in the first quarter of 2007, and consequently the operating deficit guaranty was scheduled to expire in March 2010. However, upon review of the definition of "rental achievement" in the Partnership Agreement by the investment general partner it was determined that rental achievement had in fact not been met. In late June 2010, the operating general partner confirmed the operating deficit guaranty was still in force and agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of December 31, 2011, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears as noted above.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 that continued into 2011. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the fourth quarter of 2011. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

Series 48

As of December 31, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 48 reflects a net loss from Operating Partnerships of $(460,692) and $(509,923), respectively, which includes depreciation and amortization of $1,254,965 and $1,274,103, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average physical occupancy remained strong in 2011 increasing slightly to 96% from 95% in 2010. Note that in 2009 occupancy at McEver Vineyards had declined to 87% as a result of the recession and its impact on the Atlanta metro area. Occupancy averaged 96% for the quarter ending December 31, 2011, and as of December 31, 2011, the property was 95% occupied. Occupancy has steadily recovered after the closing of several area food processing plants in early 2009 which resulted in a diminished tenant base. However, reduced rental rates at McEver Vineyards and several competing properties have yet to return to previous levels. As of the last site inspection by the investment general partner in March 2011, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable has been in default since October 2009 and remains two months in arrears as of December 31, 2011. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. The lender has informally agreed to allow the mortgage to remain in default, and as long as mortgage payments continue to be made on a monthly basis, a foreclosure action will not be initiated. While the investment general partner will continue to work with the operating general partner and lender in an effort to improve operations, as of December 31, 2011 the lender is not interested in negotiating and documenting a loan modification. In March 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership's real estate taxes current. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $353 per 1,000 BACs and a recapture and interest penalty cost of $299 per 1,000 BACs.

Some elements of property operations improved in 2011 as overall rental revenue increased and bad debt and real estate tax expense decreased. However, as maintenance, utilities, and turnover costs remained high, overall property operations in 2011 continued to be below a breakeven level. In 2010, due to reduced rental revenue, high bad debt expense and continued high turnover costs, property operations were significantly below breakeven. Originally, the operating general partner's operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. The operating general partner had thought that rental achievement was met in the first quarter of 2007, and consequently the operating deficit guaranty was scheduled to expire in March 2010. However, upon review of the definitions of rental achievement in the Partnership Agreement by the investment general partner it was determined that rental achievement had in fact not been met. In late June 2010, the operating general partner confirmed the operating deficit guaranty was still in force and agreed to continue funding operating deficits, in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of December 31, 2011, insurance and real estate taxes were current and the mortgage payable was 60 days in arrears as noted above.

Series 49

As of December 31, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 49 reflects a net loss from Operating Partnerships of $(1,264,788) and $(1,346,011), respectively, which includes depreciation and amortization of $2,717,376 and $2,657,056, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% in both 2010 and 2011. Prior to the construction loan converting to conventional permanent fixed-rate financing in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds, as originally planned, and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

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

In an effort to facilitate the closing of the permanent financing in November 2010, the investment general partner approved the release of the remaining equity prior to the Operating Partnership meeting rental achievement. In October of 2011, the Operating Partnership was able to document rental achievement. The property's mortgage and insurance payments are current as of December 31, 2011.

The Gardens of Athens (The Gardens of Athens, LP) is a 36-unit elderly development located in Athens, Texas. Historically, occupancy has been strong. In 2010 and again in 2011, physical occupancy averaged 99%. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008 issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks, which are believed to have occurred in 2010; however, documentation of such benchmarks has not yet been submitted by the operating general partner. The loan from the investment partnership's reserves, which is anticipated to be paid back in full by January 2015, is payable from cash flow or a capital transaction. The Operating Partnership has been making regular payments on this loan so that the balance outstanding was $29,746 at December 31, 2011. With the new monthly debt service payment, the property operated above breakeven in 2010 and continued to do so through the fourth quarter of 2011. A rent increase of $25/unit per month took effect with lease renewals, beginning on May 1, 2011. The property's mortgage, real estate tax and insurance payments are current as of December 31, 2011.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy for 2008, 2009 and 2010 was 90%, 91% and 95%, respectively. As of December 31, 2011, the property was 96% occupied and reported average occupancy of 99% for all of 2011. Operations were below breakeven in 2008, nominally below breakeven in 2009, and at breakeven during 2010 and 2011. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 - 2010 because no real estate tax payments were made for tax years 2006 - 2010 until all outstanding taxes were paid (including interest and penalties) on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

In July 2009, a contractor filed a motion for summary judgment, requesting foreclosure of its mechanic's lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. In June 2010, the operating general partner and the contractor reached a verbal agreement on a five-year payment plan to settle the mechanic's lien claim for $250,000. The mechanic's lien judgment was released on December 29, 2010 as part of the settlement agreement executed in December 2010 by the contractor and the operating general partner.

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs, will be allocated to the new investor. It is anticipated that the new investor will put its 45% interest in Rosewood Place, LLC back to the investment limited partner in early 2015. On a cumulative basis, the investment general partner originally forecasted that the tax credits allocated to the original investors in Rosewood Place, LLC would be reduced by approximately $748,000 (equivalent to $125 per 1,000 BACs). However, it is now projected that the amount of tax credit reduction for the original investors will be approximately $997,000 (equivalent to $167 per 1,000 BACs). If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010 the investment general partner estimates that there would have been recapture and interest relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Now that the loan amendment for Rosewood Place, LLC has closed, real estate taxes, insurance escrows and bond payments are current as of December 31, 2011. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of December 31, 2011.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2010 which continued into 2011. The increase was caused by a soft employment and rental market. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the fourth quarter of 2011. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 14, 2012		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 14, 2012	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.