Form 10-K
period 2012-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2012-06-29
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2012

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2012, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2012 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Countrybook Apartments	Champagne, IL	150	$6,330,949	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	518,936	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,493,646	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,310,171	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston,TX	178	9,200,000	03/04	07/05	100%	2,383,449

McEver Vineyards Apartments	Gainesville, GA	220	10,598,306	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	459,286	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	745,026	11/04	11/04	100%	163,329

Parkland Manor Apartments	Leitchfield, KY	74	1,820,598	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,582,857	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,189,755	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,380,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

The Vistas Apartments	Marble Falls, TX	124	$5,700,000	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	6,594,111	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	12,450,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Colusa Avenue Apartments	Chowchilla, CA	38	$1,868,846	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,508,726	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,324,122	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,200,000	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	459,286	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,598,306	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,284,752	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,042,864	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,380,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	12,450,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	891,359	08/04	05/05	100%	2,812,684

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Bahia Palms Apartments	Laguna Vista, TX	64	$1,623,882	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,649,490	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	11,900,000	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	704,104	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,769,021	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,712,614	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	6,330,949	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,295,897	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,707,038	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	1,039,687	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,124,190	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,252,390	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Post Oak East Apartments	Fort Worth,TX	246	$13,456,998	07/04	05/06	100%	$1,141,118

RenaissanceVillage	Bowling Green,KY	34	667,096	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat,AR	25	1,294,724	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,078,997	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka,KS	36	2,422,071	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa,KS	144	7,852,296	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee,WI	38	1,144,552	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens,TX	32	1,536,522	01/05	12/05	100%	1,702,751

The Linden's Apartments	Bartesville,OK	54	1,034,151	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls,TX	124	5,700,000	03/04	06/05	100%	629,603

Union Square Apartments	Junction City,LA	32	951,940	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle PassTX	20	499,953	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item	5.	Market for the Fund's Limited Partnership Interest, Related Fund Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2012, the Fund has 5,352 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs are being issued in series. Series 47 consists of 1,592 investors holding 3,478,334 BACs, Series 48 consists of 1,084 investors holding 2,299,372 BACs and Series 49 consists of 2,676 investors holding 6,000,000 BACs at March 31, 2012.

	(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2012.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2012 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series

47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2012, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. The Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 47 has outstanding contributions payable to 1 Operating Partnership in the amount of $91,654 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2012, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. The Fund had completed payment of all installments of its capital contributions to 10 of the Operating Partnerships. Series 48 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2012, $10,766 of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 22 of the Operating Partnerships. Series 49 has outstanding contributions payable to 2 Operating Partnerships in the amount of $230,764 as of March 31, 2012. Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnerships. The loans and advances will be converted to equity and the remaining contributions of $101 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2012 and 2011, was $1,009,786, and $1,021,891, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $1,328,706 and $2,234,578, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 47 was $8,629,599 and $10,949,197, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, net loss of the series was $3,047,627 and $3,261,520, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, and partnership management fees.

Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low economic occupancy and high operating expenses. Management was able to cut the bad debt in half in 2010 due to more diligent collections efforts and tighter applicant screening policies. Bad debt stayed consistent with 2010 levels in 2011 at 3% of rental income. Occupancy dropped in mid-2011 after the property experienced high turnover coupled with low traffic. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property and was able to increase occupancy to 92% by year end 2011, and 98% for the quarter ending March 31, 2012. Management continues to review the budget to determine areas to control expenses and improve cash flow. The property’s mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average physical occupancy remained strong in 2011 increasing slightly to 96% from 95% in 2010. Note that in 2009 occupancy at McEver Vineyards had declined to 87% as a result of the recession and its impact on the Atlanta metro area. Occupancy averaged 98% for the quarter ending March 31, 2012, and as of March 31, 2012, the property was 98% occupied. Occupancy has steadily recovered after the closing of several area food processing plants in early 2009 which resulted in a diminished tenant base. However, reduced rental rates at McEver Vineyards and several competing properties have yet to return to previous levels. As of the last site inspection by the investment general partner in January 2012, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable had been in default since October 2009 with two months mortgage payments in arrears. However, in 2011 the Operating Partnership paid the arrearage and as of March 31, 2012 the mortgage payable is current. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. While the investment general partner will continue to work with the operating general partner and lender in an effort to improve operations, as of March 31, 2012 the lender is not interested in negotiating and documenting a loan modification. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership’s real estate taxes current. In March 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership’s real estate taxes current.

In 2011 and for the quarter ending March 31, 2012, some elements of property operations improved as overall rental revenue increased and bad debt and real estate tax expense decreased. However, as maintenance, utilities, property insurance and turnover costs remained high, overall property operations in 2011 and for the quarter ending March 31, 2012 continued to be below a breakeven level. Originally, the operating general partner’s operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. The operating general partner had thought that rental achievement was met in the first quarter of 2007, and consequently the operating deficit guaranty was scheduled to expire in March 2010. However, upon review of the definition of “rental achievement” in the Partnership Agreement by the investment general partner it was determined that rental achievement had in fact not been met. In late June 2010, the operating general partner confirmed the operating deficit guaranty was still in force and agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of March 31, 2012, the mortgage, insurance and real estate taxes were current. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $233 per 1,000 BACs and a recapture and interest penalty cost of $198 per 1,000 BACs.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2011 that continued into 2012; as of March 31, 2012, the property was 89% occupied. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner’s state averages. As a result, the property was able to operate above breakeven through the first quarter of 2012. The operating general partner increased marketing by adding new signage and increasing the property’s newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

(Series 48). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $980,624 and $1,501,205, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 48 was $6,625,699 and $8,346,895, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net loss of the series was $2,110,274 and $2,621,202, respectively. The major components of the current year amount were share of losses from operating partnerships, impairment loss, and partnership management fees.

McEver Vineyards L.P. (McEver Vineyards) is a 220-unit family property located in Gainesville, GA. Average physical occupancy remained strong in 2011 increasing slightly to 96% from 95% in 2010. Note that in 2009 occupancy at McEver Vineyards had declined to 87% as a result of the recession and its impact on the Atlanta metro area. Occupancy averaged 98% for the quarter ending March 31, 2012, and as of March 31, 2012, the property was 98% occupied. Occupancy has steadily recovered after the closing of several area food processing plants in early 2009 which resulted in a diminished tenant base. However, reduced rental rates at McEver Vineyards and several competing properties have yet to return to previous levels. As of the last site inspection by the investment general partner in January 2012, all vacant units were rent ready and the property maintained good curb appeal.

The mortgage payable had been in default since October 2009 with two months mortgage payments in arrears. However, in 2011 the Operating Partnership paid the arrearage and as of March 31, 2012 the mortgage payable is current. The operating general partner has attempted to restructure the debt in order to improve cash flow; however, to date it has been unsuccessful. While the investment general partner will continue to work with the operating general partner and lender in an effort to improve operations, as of March 31, 2012 the lender is not interested in negotiating and documenting a loan modification. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership’s real estate taxes current. In March 2011, the operating general partner advanced $142,000 to McEver Vineyards; approximately $107,000 was utilized to bring the Operating Partnership’s real estate taxes current.

In 2011 and for the quarter ending March 31, 2012, some elements of property operations improved as overall rental revenue increased and bad debt and real estate tax expense decreased. However, as maintenance, utilities, property insurance and turnover costs remained high, overall property operations in 2011 and for the quarter ending March 31, 2012 continued to be below a breakeven level. Originally, the operating general partner’s operating deficit guaranty was set at a maximum of $800,000 for a period of thirty-six months commencing after rental achievement. The operating general partner had thought that rental achievement was met in the first quarter of 2007, and consequently the operating deficit guaranty was scheduled to expire in March 2010. However, upon review of the definition of “rental achievement” in the Partnership Agreement by the investment general partner it was determined that rental achievement had in fact not been met. In late June 2010, the operating general partner confirmed the operating deficit guaranty was still in force and agreed to continue funding operating deficits in exchange for the Operating Partnership agreeing that these advances would be treated as a third party loan in terms of priority of repayment from cash flow and/or capital events. Effective September 2010, the Partnership Agreement was amended to reflect these changes in the treatment of operating deficit loans. As of March 31, 2012, the mortgage, insurance and real estate taxes were current. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $353 per 1,000 BACs and a recapture and interest penalty cost of $299 per 1,000 BACs.

(Series 49). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $1,544,181 and $2,486,518, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.91 and $0.95, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 49 was $21,176,147 and $25,898,813, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net loss of the series was $5,628,567 and $5,648,975, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to and remained at an average of 92% in 2010 and 2011. Occupancy for the first quarter of 2012 averaged 91%.

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

In an effort to facilitate the closing of the permanent financing in November 2010, the investment general partner approved the release of the remaining equity prior to the Operating Partnership upon meeting rental achievement. In October of 2011, the Operating Partnership was able to document rental achievement. The property’s mortgage and insurance payments are current as of March 31, 2012.

The Gardens of Athens (The Gardens of Athens, LP) is a 36-unit elderly development located in Athens, Texas. Historically, occupancy has been strong. Physical occupancy averaged 99% in 2011 and 100% for the first quarter of 2012. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008 issued a notice of default under the construction loan, due to an expiration of the loan’s term. The lender later agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership’s achievement of certain benchmarks, which are believed to have occurred in 2010. Documentation of such benchmarks has been submitted by the operating general partner and is currently under review by the investment general partner. The loan from the investment partnership’s reserves has been paid back in full. The property operated above breakeven in 2010 and 2011. Operations were slightly below breakeven in the first quarter of 2012, due to some property-wide roof repairs; however, the Operating Partnership has submitted a request for reimbursement from the replacement reserve, which if approved, should bring operations above breakeven again. A rent increase of $25/unit per month took effect with lease renewals, beginning on May 1, 2011. The property’s mortgage, real estate tax and insurance payments are current as of March 31, 2012.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy for 2009, 2010 and 2011 was 91%, 95% and 99%, respectively. As of March 31, 2012, the property was 99% occupied and reported average occupancy of 98% for the first quarter of 2012. Operations were nominally below breakeven in 2009, and at breakeven during 2010 and 2011. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 – 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid (including interest and penalties) on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

In July 2009, a contractor filed a motion for summary judgment, requesting foreclosure of its mechanic’s lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. In June 2010, the operating general partner and the contractor reached an oral agreement on a five-year payment plan to settle the mechanic’s lien claim for $250,000. The mechanic’s lien judgment was released on December 29, 2010 as part of the settlement agreement executed in December 2010 by the contractor and the operating general partner.

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs, will be allocated to the new investor. It is anticipated that the new investor will put its 45% interest in Rosewood Place, LLC back to the investment limited partner in early 2015. On a cumulative basis, the investment general partner originally forecasted that the tax credits allocated to the original investors in Rosewood Place, LLC would be reduced by approximately $748,000 (equivalent to $125 per 1,000 BACs). However, it is now projected that the amount of tax credit reduction for the original investors will be approximately $997,000 (equivalent to $167 per 1,000 BACs). If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010, the investment general partner estimates that there would have been recapture and interest relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner’s financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner’s financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remain current as of March 31, 2012. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of March 31, 2012.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2011 that continued into 2012. As of March 31, 2012, the property was 89% occupied. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner’s state averages. As a result, the property was able to operate above breakeven through the first quarter of 2012. The operating general partner increased marketing by adding new signage and increasing the property’s newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2012 and 2011. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

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

	(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, were adequate and effective in timely alerting them to material information relating to any series or the Fund as a whole required to be included in the Fund’s periodic SEC filings.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2012. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2012, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

	(c)	Changes in Internal Controls
There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 63, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 50, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 65, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 48, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2012 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2012 was $1,009,786.

2. The Fund has reimbursed an affiliate of the general partner a total of $62,297 for amounts charged to operations during the year ended March 31, 2012. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.		Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2012, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.14%
Series 48	6.87%
Series 49	5.63%

	(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund.

	(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2012.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.		Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$20,199	$18,624	$23,752
(2)	Audit Related Fees	3,900	2,860	5,980
(3)	Tax Fees	5,220	4,440	6,975
(4)	All Other Fees	380	380	385

	Total	$29,699	$26,304	$37,092

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$19,649	$18,099	$23,127
(2)	Audit Related Fees	3,825	2,805	5,865
(3)	Tax Fees	5,365	4,585	7,119
(4)	All Other Fees	-	-	-

	Total	$28,839	$25,489	$36,111

(5)	Audit Committee
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

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2012 and 2011
Statements of Operations for the periods ended March 31, 2012 and 2011
Statements of Changes in Partners' Capital (deficit) for the periods ended March 31, 2012 and 2011
Statements of Cash Flows for the periods ended March 31, 2012 and 2011
Notes to Financial Statements, March 31, 2012 and 2011

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

Date:	By:	Boston Capital Associates V LLC, General Partner

June 29, 2012		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer),
	John P. Manning	Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

June 29, 2012	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.

