Form 10-Q
period 2012-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2012-08-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-10
Condensed Statements of Changes in Partners' Capital (Deficit)	11-12
Condensed Statements of Cash Flows	13-16
Notes to Condensed Financial Statements	17-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$35,995,188	$36,431,445

OTHER ASSETS

Cash and cash equivalents	1,970,038	2,051,958
Notes receivable	230,663	230,663
Acquisition costs net	3,509,643	3,694,361
Other assets	133,748	103,748
	$41,839,280	$42,512,175

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	3,754,754	3,470,297
Capital contributions payable	240,765	332,419
	3,996,362	3,803,559

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	38,009,515	38,873,048
General Partner	(166,597)	(164,432)
	37,842,918	38,708,616
	$41,839,280	$42,512,175

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,586,944	$ 8,629,599

OTHER ASSETS
Cash and cash equivalents	283,986	366,067
Notes receivable	-	-
Acquisition costs net	1,584,863	1,668,277
Other assets	-	-
	$10,455,793	$10,663,943

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,627,175	1,530,089
Capital contributions payable	-	91,654
	1,627,560	1,622,128

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	8,882,871	9,095,919
General Partner	(54,638)	(54,104)
	8,828,233	9,041,815
	$10,455,793	$10,663,943

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,554,476	$ 6,625,699

OTHER ASSETS
Cash and cash equivalents	363,701	348,763
Notes receivable	-	-
Acquisition costs net	660,030	694,768
Other assets	-	-
	$ 7,578,207	$ 7,669,230

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,039,875	980,280
Capital contributions payable	10,001	10,001
	1,049,991	990,396

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	6,562,658	6,712,899
General Partner	(34,442)	(34,065)
	6,528,216	6,678,834
	$ 7,578,207	$ 7,669,230

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,853,768	$21,176,147

OTHER ASSETS
Cash and cash equivalents	1,322,351	1,337,128
Notes receivable	230,663	230,663
Acquisition costs net	1,264,750	1,331,316
Other assets	133,748	103,748
	$23,805,280	$24,179,002

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	1,087,704	959,928
Capital contributions payable	230,764	230,764
	1,318,811	1,191,035

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	22,563,986	23,064,230
General Partner	(77,517)	(76,263)
	22,486,469	22,987,967
	$23,805,280	$24,179,002

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 1,447	$ 3,615
Other income	-	5,525
	1,447	9,140

Share of loss from Operating Partnerships(Note D)	(390,070)	(362,981)

Expenses
Professional fees	220	17,376
Fund management fee, net (Note C)	275,532	267,910
Amortization	184,718	192,404
General and administrative expenses	16,605	19,457
	477,075	497,147

NET LOSS	$ (865,698)	$ (850,988)

Net loss allocated to assignees	$ (863,533)	$ (848,861)

Net loss allocated to general partner	$ (2,165)	$ (2,127)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2012	2011

Income
Interest income	$ 263	$ 690
Other income	-	-
	263	690

Share of loss from Operating Partnerships(Note D)	(28,971)	(50,416)

Expenses
Professional fees	66	4,792
Fund management fee, net (Note C)	96,086	94,572
Amortization	83,414	83,414
General and administrative expenses	5,308	6,094
	184,874	188,872

NET LOSS	$ (213,582)	$ (238,598)

Net loss allocated to assignees	$ (213,048)	$ (238,002)

Net loss allocated to general partner	$ (534)	$ (596)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2012	2011

Income
Interest income	$ 280	$ 720
Other income	-	-
	280	720

Share of loss from Operating Partnerships(Note D)	(56,864)	(109,649)

Expenses
Professional fees	44	3,676
Fund management fee, net (Note C)	54,670	56,066
Amortization	34,738	34,738
General and administrative expenses	4,582	5,353
	94,034	99,833

NET LOSS	$ (150,618)	$ (208,762)

Net loss allocated to assignees	$ (150,241)	$ (208,240)

Net loss allocated to general partner	$ (377)	$ (522)

Net loss per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2012	2011

Income
Interest income	$ 904	$ 2,205
Other income	-	5,525
	904	7,730

Share of loss from Operating Partnerships(Note D)	(304,235)	(202,916)

Expenses
Professional fees	110	8,908
Fund management fee, net (Note C)	124,776	117,272
Amortization	66,566	74,252
General and administrative expenses	6,715	8,010
	198,167	208,442

NET LOSS	$ (501,498)	$ (403,628)

Net loss allocated to assignees	$ (500,244)	$ (402,619)

Net loss allocated to general partner	$ (1,254)	$ (1,009)

Net loss per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2012	$ 38,873,048	$(164,432)	$ 38,708,616

Net loss	(863,533)	(2,165)	(865,698)

Partners' capital (deficit), June 30, 2012	$ 38,009,515	$(166,597)	$ 37,842,918

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2012	$ 9,095,919	$ (54,104)	$ 9,041,815

Net loss	(213,048)	(534)	(213,582)

Partners' capital (deficit), June 30, 2012	$ 8,882,871	$ (54,638)	$ 8,828,233

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2012	$ 6,712,899	$ (34,065)	$ 6,678,834

Net loss	(150,241)	(377)	(150,618)

Partners' capital (deficit), June 30, 2012	$ 6,562,658	$ (34,442)	$ 6,528,216

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2012	$ 23,064,230	$ (76,263)	$ 22,987,967

Net loss	(500,244)	(1,254)	(501,498)

Partners' capital (deficit), June 30, 2012	$ 22,563,986	$ (77,517)	$ 22,486,469

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net loss	$ (865,698)	$ (850,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	184,718	192,404
Distributions from Operating Partnerships	46,187	42,170
Share of Loss from Operating Partnerships	390,070	362,981
Changes in assets and liabilities
Decrease (Increase) in other assets	(30,000)	8,735
Increase in accounts payable affiliates	284,457	284,457

Net cash (used in) provided by operating activities	9,734	39,759

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(91,654)	(10,766)

Net cash used in investing activities	(91,654)	(10,766)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,920)	28,993

Cash and cash equivalents, beginning	2,051,958	2,236,091

Cash and cash equivalents, ending	$ 1,970,038	$ 2,265,084

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2012	2011
Cash flows from operating activities:

Net loss	$ (213,582)	$ (238,598)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	83,414	83,414
Distributions from Operating Partnerships	13,684	14,903
Share of Loss from Operating Partnerships	28,971	50,416
Changes in assets and liabilities
Decrease (Increase) in other assets	-	-
Increase in accounts payable affiliates	97,086	97,086

Net cash (used in) provided by operating activities	9,573	7,221

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(91,654)	-

Net cash used in investing activities	(91,654)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,081)	7,221

Cash and cash equivalents, beginning	366,067	397,096

Cash and cash equivalents, ending	$ 283,986	$ 404,317

The accompanying notes are an integral part of these condensed statements
Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2012	2011
Cash flows from operating activities:

Net loss	$ (150,618)	$ (208,762)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	34,738	34,738
Distributions from Operating Partnerships	14,359	13,539
Share of Loss from Operating Partnerships	56,864	109,649
Changes in assets and liabilities
Decrease (Increase) in other assets	-	-
Increase in accounts payable affiliates	59,595	59,595

Net cash (used in) provided by operating activities	14,938	8,759

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash used in investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,938	8,759

Cash and cash equivalents, beginning	348,763	435,509

Cash and cash equivalents, ending	$ 363,701	$ 444,268

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2012	2011
Cash flows from operating activities:

Net loss	$ (501,498)	$ (403,628)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	66,566	74,252
Distributions from Operating Partnerships	18,144	13,728
Share of Loss from Operating Partnerships	304,235	202,916
Changes in assets and liabilities
Decrease (Increase) in other assets	(30,000)	8,735
Increase in accounts payable affiliates	127,776	127,776

Net cash (used in) provided by operating activities	(14,777)	23,779

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,766)

Net cash used in investing activities	-	(10,766)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,777)	13,013

Cash and cash equivalents, beginning	1,337,128	1,403,486

Cash and cash equivalents, ending	$ 1,322,351	$ 1,416,499

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2012, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2012:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2012 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. As of March 31, 2012, an impairment loss of $153,715 for Series 49 was recorded. As of March 31, 2011, an impairment loss of $515,429 and $791,820 for Series 48 and Series 49, respectively, was recorded. As of March 31, 2012, the lives of the remaining acquisition costs were reassessed and determined to be 5 years for all Series.

Accumulated amortization of acquisition costs by Series for the quarters ended June 30, 2012 and 2011 are as follows:

	2012	2011
Series 47	$1,329,368	$ 995,712
Series 48	773,125	634,173
Series 49	1,665,283	1,375,961
	$3,767,776	$3,005,846

The amortization of deferred acquisition costs for each of the ensuing 5 years through June 30, 2017 is estimated to be $738,872 per year.

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
June 30, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$ 284,457

The fund management fees paid for the quarters ended June 30, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2012 and 2011, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2012 and 2011 is as follows:
	2012	2011
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2012.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2012	2011
Revenues
Rental	$ 5,489,522	$ 5,310,422
Interest and other	180,849	173,914
	5,670,371	5,484,336

Expenses
Interest	907,457	921,454
Depreciation and amortization	1,823,390	1,913,360
Operating expenses	3,662,806	3,522,488
	6,393,653	6,357,302

NET LOSS	$ (723,282)	$ (872,966)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (716,050)	$ (864,235)

Net loss allocated to other Partners	$ (7,232)	$ (8,731)

* Amounts include $325,980 and $501,254 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2012	2011
Revenues
Rental	$ 2,114,858	$ 2,023,199
Interest and other	53,644	51,267
	2,168,502	2,074,466

Expenses
Interest	342,869	356,514
Depreciation and amortization	589,708	611,751
Operating expenses	1,405,062	1,316,482
	2,337,639	2,284,747

NET LOSS	$ (169,137)	$ (210,281)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (167,446)	$ (208,178)

Net loss allocated to other Partners	$ (1,691)	$ (2,103)

* Amounts include $138,475 and $157,762 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2012	2011
Revenues
Rental	$ 1,173,005	$ 1,131,396
Interest and other	34,012	27,948
	1,207,017	1,159,344

Expenses
Interest	160,701	174,506
Depreciation and amortization	400,098	419,059
Operating expenses	762,715	748,583
	1,323,514	1,342,148

NET LOSS	$ (116,497)	$ (182,804)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (115,332)	$ (180,975)

Net loss allocated to other Partners	$ (1,165)	$ (1,829)

* Amounts include $58,468 and $71,326 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2012	2011
Revenues
Rental	$ 2,201,659	$ 2,155,827
Interest and other	93,193	94,699
	2,294,852	2,250,526

Expenses
Interest	403,887	390,434
Depreciation and amortization	833,584	882,550
Operating expenses	1,495,029	1,457,423
	2,732,500	2,730,407

NET LOSS	$ (437,648)	$ (479,881)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (433,272)	$ (475,082)

Net loss allocated to other Partners	$ (4,376)	$ (4,799)

* Amounts include $129,037 and $272,166 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2012 were $284,457 and total fund management fees accrued as of June 30, 2012 were $3,754,754 During the quarter ended June 30, 2012, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2012.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended June 30, 2012, Series 47 released $91,654 of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended June 30, 2012, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to one Operating Partnership in the amount of $10,001 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2012, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to one Operating Partnership in the amount of $230,764 as of June 30, 2012. Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $101 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Results of Operations

As of June 30, 2012, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2012 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 1,000	$ 96,086
Series 48	59,595	4,925	54,670
Series 49	127,776	3,000	124,776
	$284,457	$ 8,925	$275,532

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 47 reflects a net loss from Operating Partnerships of $(169,137) and $(210,281), respectively, which includes depreciation and amortization of $589,708 and $611,751, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low economic occupancy and high operating expenses. Management was able to cut the bad debt in half in 2010 due to more diligent collections efforts and tighter applicant screening policies. Bad debt stayed consistent with 2010 levels in 2011 at 3% of rental income. Occupancy dropped in mid-2011 after the property experienced high turnover coupled with low traffic. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property and was able to increase occupancy to 92% by year end 2011, and 96% for the quarter ending June 30, 2012. Management continues to review the budget to determine areas to control expenses and improve cash flow. Through June 30, 2012, the property is outperforming 2011 in terms of rental income and is in line with 2011 expenses. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87%. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy has since improved to 98.6% as of June 2012, compared to 96% in 2011 and 95% in 2010. Management reduced rents to remain competitive in the price sensitive market. Despite this improvement, operations remained below breakeven through the second quarter of 2012 due to continued high operating expenses and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase. Maintenance costs remained high as much of the turnover repairs had to be outsourced to a third party; going forward, these unit turns are expected to be completed in-house. Additionally, the insurance policy was renewed at an increased amount in the first quarter of 2012. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership's real estate taxes current.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of June 30, 2012 the lender is not interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the second quarter of 2012. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $233 per 1,000 BACs and a recapture and interest penalty cost of $198 per 1,000 BACs.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2011 that continued into 2012, and as of June 30, 2012 the property was 89% occupied. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. The property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the second quarter of 2012. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property has operated well above breakeven in 2010 and 2011 and maintained high occupancy. Occupancy continues to be high and was 98% as of June 30, 2012. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to the operating general partner to return all misappropriated funds to the property accounts at that time. No response has been received from the operating general partner as of June 30, 2012. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountain, L.P. (Pecan Creek Apartments) is a 48-unit property in Hillsboro, TX. The property operated slightly above breakeven in 2011 despite average occupancy of 85%, but year-to-date occupancy for 2012 dropped to 83%, and the property is operating below breakeven from increased maintenance expenses. Management states that increased turnover revealed significant damage to units which increased costs. Management states that they completed work on these units in April 2012, and they are pursuing the cost of damages from the vacated households through in-house collections. Management is confident that maintenance expenses will normalize through the remainder of the year. The investment general partner intends to continue to work with the operating general partner on improving resident selection, reducing maintenance expenses, and increasing occupancy through 2012. All real estate tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 48

As of June 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 48 reflects a net loss from Operating Partnerships of $(116,497) and $(182,804), respectively, which includes depreciation and amortization of $400,098 and $419,059, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87%. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy has since improved to 98.6% as of June 2012, compared to 96% in 2011 and 95% in 2010. Management reduced rents to remain competitive in the price sensitive market. Despite this improvement, operations remained below breakeven through the second quarter of 2012 due to continued high operating expenses and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase. Maintenance costs remained high as much of the turnover repairs had to be outsourced to a third party; going forward, these unit turns are expected to be completed in-house. Additionally, the insurance policy was renewed at an increased amount in the first quarter of 2012. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership's real estate taxes current.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of June 30, 2012 the lender is not interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the second quarter of 2012. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $353 per 1,000 BACs and a recapture and interest penalty cost of $299 per 1,000 BACs.

Series 49

As of June 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 49 reflects a net loss from Operating Partnerships of $(437,648) and $(479,881), respectively, which includes depreciation and amortization of $833,584 and $882,550, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The Gardens of Athens (The Gardens of Athens, LP) is a 36-unit elderly development located in Athens, Texas. Historically, occupancy has been strong. Physical occupancy averaged 99% in 2011 and 99% for the first half of 2012. Despite fairly strong operations, a shortfall of approximately $200,000 between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008 issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, there remained a $100,000 shortfall between the construction loan balance and the permanent debt commitment. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. The equity loan of $45,876 from the investment partnership will convert to contributed equity upon the Operating Partnership's achievement of certain benchmarks, which are believed to have occurred in 2010. Documentation of such benchmarks has been submitted by the operating general partner and is currently under review by the investment general partner. The loan from the investment partnership's reserves has been paid back in full. The property operated above breakeven in 2010 and 2011, as well as through the second quarter of 2012. The property's mortgage, real estate tax and insurance payments are current as of June 30, 2012.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy for 2009, 2010 and 2011 was 91%, 95% and 99%, respectively. As of June 30, 2012, the property was 97% occupied and reported average occupancy of 98% for the first half of 2012. Operations were nominally below breakeven in 2009, and at breakeven during 2010, 2011 and the first half of 2012. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 - 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid (including interest and penalties) on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

In July 2009, a contractor filed a motion for summary judgment, requesting foreclosure of its mechanic's lien. This motion was approved on February 17, 2010, and an advertised foreclosure sale on April 14, 2010 was scheduled. On April 12, 2010, the contractor agreed to postpone the sale and to continue to negotiate a payment plan with the operating general partner. In June 2010, the operating general partner and the contractor reached an oral agreement on a five-year payment plan to settle the mechanic's lien claim for $250,000. The mechanic's lien judgment was released on December 29, 2010 as part of the settlement agreement executed in December 2010 by the contractor and the operating general partner.

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

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remain current as of June 30, 2012. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of June 30, 2012.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2011 that continued into 2012. As of June 30, 2012, the property was 89% occupied. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. However, the property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the second quarter of 2012. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. The mortgage and insurance payments are current.

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

Recent Accounting Changes

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Fund's condensed financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2012.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 14, 2012		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 14, 2012	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.