Form 10-Q
period 2012-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2012-11-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$35,601,467	$36,431,445

OTHER ASSETS

Cash and cash equivalents	1,141,132	2,051,958
Notes receivable	230,663	230,663
Acquisition costs net	3,324,925	3,694,361
Other assets	133,748	103,748
	$40,431,935	$42,512,175

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	3,264,211	3,470,297
Capital contributions payable	240,765	332,419
	3,505,819	3,803,559

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	37,095,005	38,873,048
General Partner	(168,889)	(164,432)
	36,926,116	38,708,616
	$40,431,935	$42,512,175

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,558,147	$ 8,629,599

OTHER ASSETS
Cash and cash equivalents	177,647	366,067
Notes receivable	-	-
Acquisition costs net	1,501,449	1,668,277
Other assets	-	-
	$10,237,243	$10,663,943

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,649,261	1,530,089
Capital contributions payable	-	91,654
	1,649,646	1,622,128

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	8,642,837	9,095,919
General Partner	(55,240)	(54,104)
	8,587,597	9,041,815
	$10,237,243	$10,663,943

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,500,289	$ 6,625,699

OTHER ASSETS
Cash and cash equivalents	196,603	348,763
Notes receivable	-	-
Acquisition costs net	625,292	694,768
Other assets	-	-
	$ 7,322,184	$ 7,669,230

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	949,470	980,280
Capital contributions payable	10,001	10,001
	959,586	990,396

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	6,397,454	6,712,899
General Partner	(34,856)	(34,065)
	6,362,598	6,678,834
	$ 7,322,184	$ 7,669,230

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,543,031	$21,176,147

OTHER ASSETS
Cash and cash equivalents	766,882	1,337,128
Notes receivable	230,663	230,663
Acquisition costs net	1,198,184	1,331,316
Other assets	133,748	103,748
	$22,872,508	$24,179,002

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	665,480	959,928
Capital contributions payable	230,764	230,764
	896,587	1,191,035

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	22,054,714	23,064,230
General Partner	(78,793)	(76,263)
	21,975,921	22,987,967
	$22,872,508	$24,179,002

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 1,141	$ 3,517
Other income	-	-
	1,141	3,517

Share of loss from Operating Partnerships(Note D)	(378,036)	(327,375)

Expenses
Professional fees	89,805	69,769
Fund management fee, net (Note C)	250,172	228,410
Amortization	184,718	192,404
General and administrative expenses	15,214	19,914
	539,909	510,497

NET LOSS	$ (916,804)	$ (834,355)

Net loss allocated to assignees	$ (914,512)	$ (832,269)

Net loss allocated to general partner	$ (2,292)	$ (2,086)

Net loss per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2012	2011

Income
Interest income	$ 85	$ 671
Other income	-	-
	85	671

Share of loss from Operating Partnerships(Note D)	(28,797)	(54,130)

Expenses
Professional fees	32,569	22,148
Fund management fee, net (Note C)	91,172	83,216
Amortization	83,414	83,414
General and administrative expenses	4,769	6,471
	211,924	195,249

NET LOSS	$ (240,636)	$ (248,708)

Net loss allocated to assignees	$ (240,034)	$ (248,086)

Net loss allocated to general partner	$ (602)	$ (622)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2012	2011

Income
Interest income	$ 114	$ 697
Other income	-	-
	114	697

Share of loss from Operating Partnerships(Note D)	(49,997)	(63,079)

Expenses
Professional fees	23,180	19,272
Fund management fee, net (Note C)	53,630	47,186
Amortization	34,738	34,738
General and administrative expenses	4,188	5,984
	115,736	107,180

NET LOSS	$ (165,619)	$ (169,562)

Net loss allocated to assignees	$ (165,205)	$ (169,138)

Net loss allocated to general partner	$ (414)	$ (424)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2012	2011

Income
Interest income	$ 942	$ 2,149
Other income	-	-
	942	2,149

Share of loss from Operating Partnerships(Note D)	(299,242)	(210,166)

Expenses
Professional fees	34,056	28,349
Fund management fee, net (Note C)	105,370	98,008
Amortization	66,566	74,252
General and administrative expenses	6,257	7,459
	212,249	208,068

NET LOSS	$ (510,549)	$ (416,085)

Net loss allocated to assignees	$ (509,273)	$ (415,045)

Net loss allocated to general partner	$ (1,276)	$ (1,040)

Net loss per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 2,588	$ 7,132
Other income	-	5,525
	2,588	12,657

Share of loss from Operating Partnerships(Note D)	(768,106)	(690,356)

Expenses
Professional fees	90,025	87,146
Fund management fee, net (Note C)	525,704	496,318
Amortization	369,436	384,808
General and administrative expenses	31,817	39,369
	1,016,982	1,007,641

NET LOSS	$(1,782,500)	$(1,685,340)

Net loss allocated to assignees	$(1,778,043)	$(1,681,127)

Net loss allocated to general partner	$ (4,457)	$ (4,213)

Net loss per BAC	$ (.15)	$ (.14)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2012	2011

Income
Interest income	$ 348	$ 1,361
Other income	-	-
	348	1,361

Share of loss from Operating Partnerships(Note D)	(57,768)	(104,546)

Expenses
Professional fees	32,636	26,941
Fund management fee, net (Note C)	187,258	177,787
Amortization	166,828	166,828
General and administrative expenses	10,076	12,564
	396,798	384,120

NET LOSS	$ (454,218)	$ (487,305)

Net loss allocated to assignees	$ (453,082)	$ (486,087)

Net loss allocated to general partner	$ (1,136)	$ (1,218)

Net loss per BAC	$ (.13)	$ (.14)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2012	2011

Income
Interest income	$ 394	$ 1,417
Other income	-	-
	394	1,417

Share of loss from Operating Partnerships(Note D)	(106,861)	(172,728)

Expenses
Professional fees	23,224	22,948
Fund management fee, net (Note C)	108,300	103,252
Amortization	69,476	69,476
General and administrative expenses	8,769	11,337
	209,769	207,013

NET LOSS	$ (316,236)	$ (378,324)

Net loss allocated to assignees	$ (315,445)	$ (377,378)

Net loss allocated to general partner	$ (791)	$ (946)

Net loss per BAC	$ (.14)	$ (.16)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2012	2011

Income
Interest income	$ 1,846	$ 4,354
Other income	-	5,525
	1,846	9,879

Share of loss from Operating Partnerships(Note D)	(603,477)	(413,082)

Expenses
Professional fees	34,165	37,257
Fund management fee, net (Note C)	230,146	215,279
Amortization	133,132	148,504
General and administrative expenses	12,972	15,468
	410,415	416,508

NET LOSS	$(1,012,046)	$ (819,711)

Net loss allocated to assignees	$(1,009,516)	$ (817,662)

Net loss allocated to general partner	$ (2,530)	$ (2,049)

Net loss per BAC	$ (.17)	$ (.14)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2012	$ 38,873,048	$(164,432)	$ 38,708,616

Net loss	(1,778,043)	(4,457)	(1,782,500)

Partners' capital (deficit), September 30, 2012	$ 37,095,005	$(168,889)	$ 36,926,116

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2012	$ 9,095,919	$ (54,104)	$ 9,041,815

Net loss	(453,082)	(1,136)	(454,218)

Partners' capital (deficit), September 30, 2012	$ 8,642,837	$ (55,240)	$ 8,587,597

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2012	$ 6,712,899	$ (34,065)	$ 6,678,834

Net loss	(315,445)	(791)	(316,236)

Partners' capital (deficit), September 30, 2012	$ 6,397,454	$ (34,856)	$ 6,362,598

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2012	$ 23,064,230	$ (76,263)	$ 22,987,967

Net loss	(1,009,516)	(2,530)	(1,012,046)

Partners' capital (deficit), September 30, 2012	$ 22,054,714	$ (78,793)	$ 21,975,921

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net loss	$(1,782,500)	$(1,685,340)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	369,436	384,808
Distributions from Operating Partnerships	61,872	57,199
Share of Loss from Operating Partnerships	768,106	690,356
Changes in assets and liabilities
Decrease (Increase) in other assets	(30,000)	8,735
Increase (Decrease) in accounts payable affiliates	(206,086)	318,914

Net cash used in operating activities	(819,172)	(225,328)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(91,654)	(10,766)

Net cash used in investing activities	(91,654)	(10,766)

DECREASE IN CASH AND CASH EQUIVALENTS	(910,826)	(236,094)

Cash and cash equivalents, beginning	2,051,958	2,236,091

Cash and cash equivalents, ending	$ 1,141,132	$ 1,999,997

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2012	2011
Cash flows from operating activities:

Net loss	$ (454,218)	$ (487,305)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	166,828	166,828
Distributions from Operating Partnerships	13,684	15,890
Share of Loss from Operating Partnerships	57,768	104,546
Changes in assets and liabilities
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	119,172	169,172

Net cash used in operating activities	(96,766)	(30,869)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(91,654)	-

Net cash used in investing activities	(91,654)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(188,420)	(30,869)

Cash and cash equivalents, beginning	366,067	397,096

Cash and cash equivalents, ending	$ 177,647	$ 366,227

The accompanying notes are an integral part of these condensed statements
Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2012	2011
Cash flows from operating activities:

Net loss	$ (316,236)	$ (378,324)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	69,476	69,476
Distributions from Operating Partnerships	18,549	17,210
Share of Loss from Operating Partnerships	106,861	172,728
Changes in assets and liabilities
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	(30,810)	44,190

Net cash used in operating activities	(152,160)	(74,720)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash used in investing activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	(152,160)	(74,720)

Cash and cash equivalents, beginning	348,763	435,509

Cash and cash equivalents, ending	$ 196,603	$ 360,789

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2012	2011
Cash flows from operating activities:

Net loss	$(1,012,046)	$ (819,711)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	133,132	148,504
Distributions from Operating Partnerships	29,639	24,099
Share of Loss from Operating Partnerships	603,477	413,082
Changes in assets and liabilities
Decrease (Increase) in other assets	(30,000)	8,735
Increase (Decrease) in accounts payable affiliates	(294,448)	105,552

Net cash used in operating activities	(570,246)	(119,739)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,766)

Net cash used in investing activities	-	(10,766)

DECREASE IN CASH AND CASH EQUIVALENTS	(570,246)	(130,505)

Cash and cash equivalents, beginning	1,337,128	1,403,486

Cash and cash equivalents, ending	$ 766,882	$ 1,272,981

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2012, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2012:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2012 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended September 30, 2012 and 2011 are as follows:

	2012	2011
Series 47	$1,412,782	$1,079,126
Series 48	807,863	668,911
Series 49	1,731,849	1,450,213
	$3,952,494	$3,198,250

The annual amortization for deferred acquisition costs for the years ending September 30, 2013, 2014, 2015, 2016 and 2017 is estimated to be $738,872, $738,872, $738,872, $738,872, and $369,437, respectively.

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
September 30, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ 75,000	$ 25,000
Series 48	150,000	75,000
Series 49	550,000	150,000
Total	$775,000	$250,000

The fund management fees paid for the six months ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ 75,000	$ 25,000
Series 48	150,000	75,000
Series 49	550,000	150,000
Total	$775,000	$250,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2012 and 2011, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2012 and 2011 is as follows:
	2012	2011
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2012.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2012	2011
Revenues
Rental	$ 11,053,662	$ 10,665,415
Interest and other	375,567	365,447
	11,429,229	11,030,862

Expenses
Interest	1,828,274	1,883,052
Depreciation and amortization	3,769,246	3,819,631
Operating expenses	7,194,323	6,935,737
	12,791,843	12,638,420

NET LOSS	$(1,362,614)	$(1,607,558)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,348,988)	$(1,591,482)

Net loss allocated to other Partners	$ (13,626)	$ (16,076)

* Amounts include $580,882 and $901,126 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2012	2011
Revenues
Rental	$ 4,265,114	$ 4,048,720
Interest and other	114,358	107,466
	4,379,472	4,156,186

Expenses
Interest	677,022	721,632
Depreciation and amortization	1,212,336	1,226,825
Operating expenses	2,799,002	2,647,194
	4,688,360	4,595,651

NET LOSS	$ (308,888)	$ (439,465)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (305,799)	$ (435,070)

Net loss allocated to other Partners	$ (3,089)	$ (4,395)

* Amounts include $248,031 and $330,524 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2012	2011
Revenues
Rental	$ 2,366,522	$ 2,302,459
Interest and other	68,800	67,002
	2,435,322	2,369,461

Expenses
Interest	336,847	365,088
Depreciation and amortization	795,021	835,555
Operating expenses	1,516,159	1,506,170
	2,648,027	2,706,813

NET LOSS	$ (212,705)	$ (337,352)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (210,578)	$ (333,978)

Net loss allocated to other Partners	$ (2,127)	$ (3,374)

* Amounts include $103,717 and $161,250 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2012	2011
Revenues
Rental	$ 4,422,026	$ 4,314,236
Interest and other	192,409	190,979
	4,614,435	4,505,215

Expenses
Interest	814,405	796,332
Depreciation and amortization	1,761,889	1,757,251
Operating expenses	2,879,162	2,782,373
	5,455,456	5,335,956

NET LOSS	$ (841,021)	$ (830,741)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (832,611)	$ (822,434)

Net loss allocated to other Partners	$ (8,410)	$ (8,307)

* Amounts include $229,134 and $409,352 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2012 were $284,457 and total fund management fees accrued as of September 30, 2012 were $3,264,211. During the quarter ended September 30, 2012, $775,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2012.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended September 30, 2012, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended September 30, 2012, Series 48 did not record any releases of capital contributions. Series 48 has outstanding contributions payable to one Operating Partnership in the amount of $10,001 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2012, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to one Operating Partnership in the amount of $230,764 as of September 30, 2012. Of the total amount outstanding, $230,663 has been loaned or advanced to the Operating Partnership. The loans and advances will be converted to capital and the remaining contributions of $101 will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Results of Operations

As of September 30, 2012, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the Six months ended September 30, 2012 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 5,914	$ 91,172
Series 48	59,595	5,965	53,630
Series 49	127,776	22,406	105,370
	$284,457	$34,285	$250,172

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$194,172	$ 6,914	$187,258
Series 48	119,190	10,890	108,300
Series 49	255,552	25,406	230,146
	$568,914	$43,210	$525,704

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 47 reflects a net loss from Operating Partnerships of $(308,888) and $(439,465), respectively, which includes depreciation and amortization of $1,212,336 and $1,226,825, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low economic occupancy and high operating expenses. Management was able to reduce bad debt to around 3% in 2010 and 2011, and it has been further reduced in 2012 to less than 2% of rental income. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property and was able to increase occupancy to 92% by year end 2011, and occupancy remains at 90% for the quarter ending September 30, 2012. Management continues to review the budget to determine areas to control expenses and improve cash flow. Through September 30, 2012, the property is outperforming 2011 in terms of rental income and is in line with 2011 expenses. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87%. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy has since improved as a result of management reducing rents to remain competitive in this price sensitive market. Occupancy was at 98.6% at the end of September 2012 and has averaged 98% year-to-date. This is in comparison to an average occupancy of 96% in 2011 and 95% in 2010. Despite this improvement, operations remained below breakeven through the third quarter of 2012 due to continued high operating expenses and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase. Maintenance costs remained high as much of the turnover repairs had to be outsourced to a third party. Additionally, the insurance policy was renewed at an increased amount in the first quarter of 2012. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership's real estate taxes current.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of October 8, 2012 the lender is not interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the third quarter of 2012. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $233 per 1,000 BACs and a recapture and interest penalty cost of $198 per 1,000 BACs.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2011 that continued into first quarter of 2012. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Because of management's efforts, occupancy increased to 97% as of September 30, 2012. The property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the third quarter of 2012. The mortgage and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Marble Fall Vistas Apartments, LP subsequent to September 30, 2012.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property has operated well above breakeven in 2010 and 2011 and maintained high occupancy. Occupancy continues to be high and was 92% as of September 30, 2012. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to the operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel and continues to work with the operating general partner's attorney to resolve this matter. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountain, L.P. (Pecan Creek Apartments) is a 48-unit property in Hillsboro, TX. The property operated slightly above breakeven in 2011 with average occupancy of 85%. Low occupancy and an increase in maintenance expenses have contributed to the property operating below breakeven in 2012. As of September 30, 2012, the occupancy was at 81%, with a year-to-date average occupancy of 83%. Management states that increased turnover revealed significant damage to units which increased costs. The management team is pursuing the cost of damages from the previous residents through in-house collections. Management is confident that maintenance expenses will normalize through the remainder of the year as occupancy stabilizes. An outreach marketing plan has been implemented to attract qualified applicants. The investment general partner intends to continue to work with the operating general partner on improving resident selection, reducing maintenance expenses, and increasing occupancy. All real estate tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 48

As of September 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 11 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 48 reflects a net loss from Operating Partnerships of $(212,705) and $(337,352), respectively, which includes depreciation and amortization of $795,021 and $835,555, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87%. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy has since improved as a result of management reducing rents to remain competitive in this price sensitive market. Occupancy was at 98.6% at the end of September 2012 and has averaged 98% year-to-date. This is in comparison to an average occupancy of 96% in 2011 and 95% in 2010. Despite this improvement, operations remained below breakeven through the third quarter of 2012 due to continued high operating expenses and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase. Maintenance costs remained high as much of the turnover repairs had to be outsourced to a third party. Additionally, the insurance policy was renewed at an increased amount in the first quarter of 2012. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership's real estate taxes current.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of October 8, 2012 the lender is not interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the third quarter of 2012. If the property is foreclosed in 2012, the estimated credit loss of $810,838 and tax credit recapture cost and interest penalty of $687,286 are equivalent to a credit loss of $353 per 1,000 BACs and a recapture and interest penalty cost of $299 per 1,000 BACs.

Series 49

As of September 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 49 reflects a net loss from Operating Partnerships of $(841,021) and $(830,741), respectively, which includes depreciation and amortization of $1,761,889 and $1,757,251, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The Gardens of Athens, L.P. (The Gardens of Athens) is a 36-unit senior property in Athens, TX. Despite fairly strong operations, an approximate $200,000 shortfall between the balance of the construction loan and the originally underwritten permanent loan principal resulted in a conversion delay in 2008. After several extensions to the term of the construction loan, the original permanent lender, which was also the construction lender, withdrew its commitment to provide permanent financing, and on May 6, 2008 issued a notice of default under the construction loan, due to an expiration of the loan's term. The lender later agreed to extend the term of the construction loan through January 2010.

In January 2010, the Operating Partnership closed on a new permanent loan, which is guaranteed by Rural Development under Section 538. However, a $100,000 shortfall between the construction loan balance and the permanent debt commitment remained. This shortfall was funded by a loan of remaining investment partnership equity of $45,876, funds from the operating general partner and Operating Partnership of approximately $10,000, and a loan from the reserves of the investment partnership in the amount of $43,247. Contingent upon the investment partnership's $45,876 equity loan converting to contributed equity, specified benchmarks had to first be satisfied by the Operating Partnership. In the third quarter of 2012, the investment general partner confirmed that all benchmarks had been met, allowing the equity loan to be converted to contributed equity.

Strong occupancy and stable operating expenses have allowed the property to remain above breakeven through the third quarter of 2012. The property's mortgage, real estate taxes and insurance payments are all current as of September 30, 2012. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for The Garden of Athens, L.P. subsequent to September 30, 2012.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy for 2009, 2010 and 2011 was 91%, 95% and 99%, respectively. As of September 30, 2012, the property was 97% occupied and reported average occupancy of 98% year-to-date. Operations were nominally below breakeven in 2009, and at breakeven during 2010, 2011 and through the third quarter of 2012. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 - 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid (including interest and penalties) on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs, will be allocated to the new investor. It is anticipated that the new investor will put its 45% interest in Rosewood Place, LLC back to the investment limited partner in early 2015. On a cumulative basis, the investment general partner originally forecasted that the tax credits allocated to the original investors in Rosewood Place, LLC would be reduced by approximately $748,000 (equivalent to $125 per 1,000 BACs). However, it is now projected that the amount of tax credit reduction for the original investors will be approximately $997,000 (equivalent to $167 per 1,000 BACs). If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010, the investment general partner estimates that there would have been recapture and interest penalties relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remain current as of September 30, 2012. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of September 30, 2012.

Marble Fall Vistas Apartments L.P. (Vistas Apartments) is a 124-unit family property located in Marble Falls, TX. The property experienced an increase in vacancy in 2011 that continued into first quarter of 2012. A soft employment and rental market caused the increase in vacancy. The local economy continues to struggle, and many employers have relocated or reduced their work force. The operating general partner increased marketing by adding new signage and increasing the property's newspaper and on-line presence. To minimize turnover and boost resident retention, management continues to organize monthly social events at the property. The operating general partner is also using tenant referral incentives to help increase occupancy. Because of management's efforts, occupancy increased to 97% as of September 30, 2012. The property is exempt from paying real estate taxes and its operating expenses continue to be below the investment general partner's state averages. As a result, the property was able to operate above breakeven through the third quarter of 2012. The mortgage and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Marble Fall Vistas Apartments, LP subsequent to September 30, 2012.

Other Matters

The investment general partner has done a complete review of all properties located within federally declared disaster areas as a result of Hurricane Sandy, and no such properties are held by this Fund.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 14, 2012		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 14, 2012	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.