Form 10-Q
period 2012-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2013-02-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$35,277,395	$36,431,445

OTHER ASSETS

Cash and cash equivalents	1,061,590	2,051,958
Notes receivable	-	230,663
Acquisition costs net	3,140,207	3,694,361
Other assets	163,748	103,748
	$39,642,940	$42,512,175

LIABILITIES

Accounts payable & accrued expenses	$ 843	$ 843
Accounts payable affiliates	3,548,668	3,470,297
Capital contributions payable	101	332,419
	3,549,612	3,803,559

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	36,264,298	38,873,048
General Partner	(170,970)	(164,432)
	36,093,328	38,708,616
	$39,642,940	$42,512,175

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,547,951	$ 8,629,599

OTHER ASSETS
Cash and cash equivalents	123,422	366,067
Notes receivable	-	-
Acquisition costs net	1,418,035	1,668,277
Other assets	-	-
	$10,089,408	$10,663,943

LIABILITIES

Accounts payable & accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,746,347	1,530,089
Capital contributions payable	-	91,654
	1,746,732	1,622,128

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	8,398,528	9,095,919
General Partner	(55,852)	(54,104)
	8,342,676	9,041,815
	$10,089,408	$10,663,943

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,460,648	$ 6,625,699

OTHER ASSETS
Cash and cash equivalents	192,358	348,763
Notes receivable	-	-
Acquisition costs net	590,554	694,768
Other assets	-	-
	$ 7,243,560	$ 7,669,230

LIABILITIES

Accounts payable & accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,009,065	980,280
Capital contributions payable	-	10,001
	1,009,180	990,396

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	6,269,556	6,712,899
General Partner	(35,176)	(34,065)
	6,234,380	6,678,834
	$ 7,243,560	$ 7,669,230

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2012	March 31, 2012
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,268,796	$21,176,147

OTHER ASSETS
Cash and cash equivalents	745,810	1,337,128
Notes receivable	-	230,663
Acquisition costs net	1,131,618	1,331,316
Other assets	163,748	103,748
	$22,309,972	$24,179,002

LIABILITIES

Accounts payable & accrued expenses	$ 343	$ 343
Accounts payable affiliates	793,256	959,928
Capital contributions payable	101	230,764
	793,700	1,191,035

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	21,596,214	23,064,230
General Partner	(79,942)	(76,263)
	21,516,272	22,987,967
	$22,309,972	$24,179,002

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 602	$ 2,666
Other income	-	-
	602	2,666

Share of loss from Operating Partnerships(Note D)	(323,334)	(521,593)

Expenses
Professional fees	62,548	6,290
Fund management fee, net (Note C)	235,287	262,502
Amortization	184,718	192,404
General and administrative expenses	27,500	29,694
	510,053	490,890

NET LOSS	$ (832,785)	$(1,009,817)

Net loss allocated to assignees	$ (830,703)	$(1,007,293)

Net loss allocated to general partner	$ (2,082)	$ (2,524)

Net loss per BAC	$ (.07)	$ (.09)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2012	2011

Income
Interest income	$ 36	$ 517
Other income	-	-
	36	517

Share of loss from Operating Partnerships(Note D)	(9,458)	(144,894)

Expenses
Professional fees	61,468	2,070
Fund management fee, net (Note C)	82,121	92,211
Amortization	83,414	83,414
General and administrative expenses	8,497	9,307
	235,500	187,002

NET LOSS	$ (244,922)	$ (331,379)

Net loss allocated to assignees	$ (244,310)	$ (330,551)

Net loss allocated to general partner	$ (612)	$ (828)

Net loss per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2012	2011

Income
Interest income	$ 49	$ 516
Other income	-	-
	49	516

Share of loss from Operating Partnerships(Note D)	(39,641)	(72,226)

Expenses
Professional fees	-	1,992
Fund management fee, net (Note C)	47,130	57,095
Amortization	34,738	34,738
General and administrative expenses	6,755	7,664
	88,623	101,489

NET LOSS	$ (128,215)	$ (173,199)

Net loss allocated to assignees	$ (127,894)	$ (172,766)

Net loss allocated to general partner	$ (321)	$ (433)

Net loss per BAC	$ (.06)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2012	2011

Income
Interest income	$ 517	$ 1,633
Other income	-	-
	517	1,633

Share of loss from Operating Partnerships(Note D)	(274,235)	(304,473)

Expenses
Professional fees	1,080	2,228
Fund management fee, net (Note C)	106,036	113,196
Amortization	66,566	74,252
General and administrative expenses	12,248	12,723
	185,930	202,399

NET LOSS	$ (459,648)	$ (505,239)

Net loss allocated to assignees	$ (458,499)	$ (503,976)

Net loss allocated to general partner	$ (1,149)	$ (1,263)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 3,190	$ 9,797
Other income	-	5,525
	3,190	15,322

Share of loss from Operating Partnerships(Note D)	(1,091,440)	(1,211,949)

Expenses
Professional fees	152,573	93,437
Fund management fee, net (Note C)	760,993	758,820
Amortization	554,154	577,212
General and administrative expenses	59,318	69,063
	1,527,038	1,498,532

NET LOSS	$(2,615,288)	$(2,695,159)

Net loss allocated to assignees	$(2,608,750)	$(2,688,421)

Net loss allocated to general partner	$ (6,538)	$ (6,738)

Net loss per BAC	$ (.22)	$ (.23)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2012	2011

Income
Interest income	$ 385	$ 1,878
Other income	-	-
	385	1,878

Share of loss from Operating Partnerships(Note D)	(67,226)	(249,440)

Expenses
Professional fees	94,104	29,012
Fund management fee, net (Note C)	269,379	269,998
Amortization	250,242	250,242
General and administrative expenses	18,573	21,871
	632,298	571,123

NET LOSS	$ (699,139)	$ (818,685)

Net loss allocated to assignees	$ (697,391)	$ (816,638)

Net loss allocated to general partner	$ (1,748)	$ (2,047)

Net loss per BAC	$ (.20)	$ (.23)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2012	2011

Income
Interest income	$ 442	$ 1,932
Other income	-	-
	442	1,932

Share of loss from Operating Partnerships(Note D)	(146,502)	(244,954)

Expenses
Professional fees	23,224	24,941
Fund management fee, net (Note C)	155,431	160,347
Amortization	104,214	104,214
General and administrative expenses	15,525	19,000
	298,394	308,502

NET LOSS	$ (444,454)	$ (551,524)

Net loss allocated to assignees	$ (443,343)	$ (550,145)

Net loss allocated to general partner	$ (1,111)	$ (1,379)

Net loss per BAC	$ (.19)	$ (.24)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2012	2011

Income
Interest income	$ 2,363	$ 5,987
Other income	-	5,525
	2,363	11,512

Share of loss from Operating Partnerships(Note D)	(877,712)	(717,555)

Expenses
Professional fees	35,245	39,484
Fund management fee, net (Note C)	336,183	328,475
Amortization	199,698	222,756
General and administrative expenses	25,220	28,192
	596,346	618,907

NET LOSS	$(1,471,695)	$(1,324,950)

Net loss allocated to assignees	$(1,468,016)	$(1,321,638)

Net loss allocated to general partner	$ (3,679)	$ (3,312)

Net loss per BAC	$ (.24)	$ (.22)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2012	$ 38,873,048	$(164,432)	$ 38,708,616

Net loss	(2,608,750)	(6,538)	(2,615,288)

Partners' capital (deficit), December 31, 2012	$ 36,264,298	$(170,970)	$ 36,093,328

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2012	$ 9,095,919	$ (54,104)	$ 9,041,815

Net loss	(697,391)	(1,748)	(699,139)

Partners' capital (deficit), December 31, 2012	$ 8,398,528	$ (55,852)	$ 8,342,676

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2012	$ 6,712,899	$ (34,065)	$ 6,678,834

Net loss	(443,343)	(1,111)	(444,454)

Partners' capital (deficit), December 31, 2012	$ 6,269,556	$ (35,176)	$ 6,234,380

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2012	$ 23,064,230	$ (76,263)	$ 22,987,967

Net loss	(1,468,016)	(3,679)	(1,471,695)

Partners' capital (deficit), December 31, 2012	$ 21,596,214	$ (79,942)	$ 21,516,272

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

2012	2011
Cash flows from operating activities:

Net loss	$(2,615,288)	$(2,695,159)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	554,154	577,212
Distributions from Operating Partnerships	62,610	62,977
Share of Loss from Operating Partnerships	1,091,440	1,211,949
Changes in assets and liabilities
Decrease (Increase) in other assets	(60,000)	8,735
Increase (Decrease) in accounts payable affiliates	78,371	603,371

Net cash used in operating activities	(888,713)	(230,915)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(101,655)	(10,766)

Net cash used in investing activities	(101,655)	(10,766)

DECREASE IN CASH AND CASH EQUIVALENTS	(990,368)	(241,681)

Cash and cash equivalents, beginning	2,051,958	2,236,091

Cash and cash equivalents, ending	$ 1,061,590	$ 1,994,410

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ 230,663	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2012	2011
Cash flows from operating activities:

Net loss	$ (699,139)	$ (818,685)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	250,242	250,242
Distributions from Operating Partnerships	14,422	15,890
Share of Loss from Operating Partnerships	67,226	249,440
Changes in assets and liabilities
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	216,258	266,258

Net cash used in operating activities	(150,991)	(36,855)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(91,654)	-

Net cash used in investing activities	(91,654)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(242,645)	(36,855)

Cash and cash equivalents, beginning	366,067	397,096

Cash and cash equivalents, ending	$ 123,422	$ 360,241

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ -	$ -

The accompanying notes are an integral part of these condensed statements
Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2012	2011
Cash flows from operating activities:

Net loss	$ (444,454)	$ (551,524)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	104,214	104,214
Distributions from Operating Partnerships	18,549	17,210
Share of Loss from Operating Partnerships	146,502	244,954
Changes in assets and liabilities
Decrease (Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	28,785	103,785

Net cash used in operating activities	(146,404)	(81,361)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,001)	-

Net cash used in investing activities	(10,001)	-

DECREASE IN CASH AND CASH EQUIVALENTS	(156,405)	(81,361)

Cash and cash equivalents, beginning	348,763	435,509

Cash and cash equivalents, ending	$ 192,358	$ 354,148

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2012	2011
Cash flows from operating activities:

Net loss	$(1,471,695)	$(1,324,950)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	199,698	222,756
Distributions from Operating Partnerships	29,639	29,877
Share of Loss from Operating Partnerships	877,712	717,555
Changes in assets and liabilities
Decrease (Increase) in other assets	(60,000)	8,735
Increase (Decrease) in accounts payable affiliates	(166,672)	233,328

Net cash used in operating activities	(591,318)	(112,699)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,766)

Net cash used in investing activities	-	(10,766)

DECREASE IN CASH AND CASH EQUIVALENTS	(591,318)	(123,465)

Cash and cash equivalents, beginning	1,337,128	1,403,486

Cash and cash equivalents, ending	$ 745,810	$ 1,280,021

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ 230,663	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2012, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2012:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2012 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Accumulated amortization of acquisition costs by Series for the quarters ended December 31, 2012 and 2011 are as follows:

	2012	2011
Series 47	$1,496,196	$1,162,540
Series 48	842,601	703,649
Series 49	1,798,415	1,524,465
	$4,137,212	$3,390,654

The annual amortization for deferred acquisition costs for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is estimated to be $738,872, $738,872, $738,872, $738,872, and $184,719, respectively.

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
December 31, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 47	$ 75,000	$ 25,000
Series 48	150,000	75,000
Series 49	550,000	150,000
Total	$775,000	$250,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2012 and 2011, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2012 and 2011 is as follows:
	2012	2011
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2012.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2012	2011
Revenues
Rental	$ 16,484,462	$ 16,090,544
Interest and other	589,570	555,069
	17,074,032	16,645,613

Expenses
Interest	2,744,263	2,792,489
Depreciation and amortization	5,663,875	5,841,818
Operating expenses	10,637,104	10,449,768
	19,045,242	19,084,075

NET LOSS	$(1,971,210)	$(2,438,462)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,951,499)	$(2,414,077)

Net loss allocated to other Partners	$ (19,711)	$ (24,385)

* Amounts include $860,059 and $1,202,128 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2012	2011
Revenues
Rental	$ 6,374,113	$ 6,147,308
Interest and other	179,991	161,645
	6,554,104	6,308,953

Expenses
Interest	1,016,227	1,062,641
Depreciation and amortization	1,824,932	1,869,477
Operating expenses	4,127,986	4,089,817
	6,969,145	7,021,935

NET LOSS	$ (415,041)	$ (712,982)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (410,891)	$ (705,852)

Net loss allocated to other Partners	$ (4,150)	$ (7,130)

* Amounts include $343,665 and $456,412 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2012	2011
Revenues
Rental	$ 3,549,267	$ 3,467,651
Interest and other	107,136	99,210
	3,656,403	3,566,861

Expenses
Interest	508,824	530,120
Depreciation and amortization	1,180,910	1,254,965
Operating expenses	2,262,104	2,242,468
	3,951,838	4,027,553

NET LOSS	$ (295,435)	$ (460,692)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (292,481)	$ (456,085)

Net loss allocated to other Partners	$ (2,954)	$ (4,607)

* Amounts include $145,979 and $211,131 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2012	2011
Revenues
Rental	$ 6,561,082	$ 6,475,585
Interest and other	302,443	294,214
	6,863,525	6,769,799

Expenses
Interest	1,219,212	1,199,728
Depreciation and amortization	2,658,033	2,717,376
Operating expenses	4,247,014	4,117,483
	8,124,259	8,034,587

NET LOSS	$(1,260,734)	$(1,264,788)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,248,127)	$(1,252,140)

Net loss allocated to other Partners	$ (12,607)	$ (12,648)

* Amounts include $370,415 and $534,585 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2012 were $284,457 and total fund management fees accrued as of December 31, 2012 were $3,548,668. During the quarter ended December 31, 2012, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2012.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended December 31, 2012, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended December 31, 2012, Series 48 released $10,001 of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2012, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2012. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2012, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the Nine months ended December 31, 2012 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$14,965	$ 82,121
Series 48	59,595	12,465	47,130
Series 49	127,776	21,740	106,036
	$284,457	$49,170	$235,287

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$291,258	$21,879	$269,379
Series 48	178,785	23,354	155,431
Series 49	383,328	47,145	336,183
	$853,371	$92,378	$760,993

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 47 reflects a net loss from Operating Partnerships of $(415,041) and $(712,982), respectively, which includes depreciation and amortization of $1,824,932 and $1,869,477, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low economic occupancy and high operating expenses. Management was able to reduce bad debt to around 3% in 2010 and 2011, and it has been further reduced in 2012 to less than 2% of rental income. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 91% as of December 31, 2012. Management continues to review the budget to determine areas to control expenses and improve cash flow. The operating general partner is also reviewing refinancing options to lower the annual debt service. Through December 31, 2012, the property is outperforming 2011 in terms of rental income and is in line with 2011 expenses. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87%. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy has since improved as a result of management reducing rents to remain competitive in this price sensitive market. Occupancy for the quarter ending December 31, 2012 was 95% and averaged 97% for the year. This is in comparison to an average occupancy of 96% in 2011 and 95% in 2010. Despite this improvement, operations remained below breakeven through the fourth quarter of 2012 due to continued high operating expenses and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase. Additionally, the insurance policy was renewed at an increased amount in the first quarter of 2012. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership's real estate taxes current.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of December 31, 2012 the lender is not interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the fourth quarter of 2012. If the property is foreclosed in 2013, the estimated credit loss of $555,159 and tax credit recapture cost and interest penalty of $795,967 are equivalent to a credit loss of $160 per 1,000 BACs and a recapture and interest penalty cost of $229 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property has operated well above breakeven in 2010 and 2011 and maintained high occupancy. Occupancy continues to be high and was 92% as of December 31, 2012. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to the operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel and continues to work with the operating general partner's attorney to resolve this matter. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountain, L.P. (Pecan Creek Apartments) is a 48-unit property in Hillsboro, Texas. The property operated slightly above breakeven in 2011 with an average occupancy of 85%. In 2012, the property did not achieve breakeven operations due to the soft local economy and high maintenance expenditures. Occupancy averaged 79% for the year 2012, with 71% occupancy as of December 31, 2012. The operating general partner stated that the significant reduction in occupancy at the property resulted from the lack of employment in the immediate area. Few employment opportunities remain in the small town after an outlet mall closed approximately thirty stores over the past fifteen months. Management stated that the outlet mall, located two blocks from the property, was one of the largest local employers. The increased turnover caused by the declining occupancy revealed significant damage to the units. The management team continues to pursue the cost of the damages from the previous residents through in-house collections. Management is focused on marketing initiatives and reducing expenses. The marketing plan consists of mailing letters to churches and social programs biannually and advertising in local newspapers each month. The investment general partner intends to continue to work with the operating general partner on improving resident selection, reducing maintenance expenses, and increasing occupancy. The operating general partner will fund deficits as necessary. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 48

As of December 31, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 48 reflects a net loss from Operating Partnerships of $(295,435) and $(460,692), respectively, which includes depreciation and amortization of $1,180,910 and $1,254,965, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87%. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy has since improved as a result of management reducing rents to remain competitive in this price sensitive market. Occupancy for the quarter ending December 31, 2012 was 95% and averaged 97% for the year. This is in comparison to an average occupancy of 96% in 2011 and 95% in 2010. Despite this improvement, operations remained below breakeven through the fourth quarter of 2012 due to continued high operating expenses and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase. Additionally, the insurance policy was renewed at an increased amount in the first quarter of 2012. In March 2012, the operating general partner advanced $69,000 to McEver Vineyards primarily to bring the Operating Partnership's real estate taxes current.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of December 31, 2012 the lender is not interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the fourth quarter of 2012. If the property is foreclosed in 2013, the estimated credit loss of $555,159 and tax credit recapture cost and interest penalty of $795,967 are equivalent to a credit loss of $241 per 1,000 BACs and a recapture and interest penalty cost of $346 per 1,000 BACs.

Series 49

As of December 31, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 49 reflects a net loss from Operating Partnerships of $(1,260,734) and $(1,264,788), respectively, which includes depreciation and amortization of $2,658,033 and $2,717,376, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy for 2009, 2010, 2011 and 2012 was 91%, 95%, 99% and 98%, respectively. Operations were nominally below breakeven in 2009, and at breakeven during 2010, 2011 and 2012. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 - 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid (including interest and penalties) on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, operations throughout his portfolio did stabilize and improve in 2010. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remain current as of December 31, 2012. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of December 31, 2012.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 14, 2013		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 14, 2013	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.