Form 10-K
period 2013-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2013-06-27
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013 or

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2013

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2013, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2013 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Countrybook Apartments	Champagne, IL	150	$6,065,025	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	502,402	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,458,598	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,303,027	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,100,000	03/04	07/05	100%	2,383,449

McEver Vineyards Apartments	Gainesville, GA	220	10,511,847	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	446,084	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	741,168	11/04	11/04	100%	254,983

Parkland Manor Apartments	Leitchfield, KY	74	1,766,107	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,554,204	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,174,738	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,280,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

The Vistas Apartments	Marble Falls, TX	124	$5,600,000	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	6,379,828	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	12,250,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Colusa Avenue Apartments	Chowchilla, CA	38	$1,841,692	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,487,331	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,316,269	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,100,000	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	446,084	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,511,847	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,260,442	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,047,544	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,280,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	12,250,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	878,352	08/04	05/05	100%	2,822,685

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Bahia Palms Apartments	Laguna Vista, TX	64	$1,582,764	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,624,966	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	11,800,000	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	682,115	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,751,170	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,689,948	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	6,065,025	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,290,489	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,681,643	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	1,006,419	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,110,259	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,245,409	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Post Oak East Apartments	Fort Worth, TX	246	$13,317,234	07/04	05/06	100%	$1,141,118

RenaissanceVillage	Bowling Green, KY	34	646,508	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,280,365	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	4,014,766	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,401,427	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	7,796,628	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	1,113,224	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,524,161	01/05	12/05	100%	1,933,414

The Linden's Apartments	Bartesville, OK	54	1,020,010	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls, TX	124	5,600,000	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	943,330	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	486,836	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interest, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2013, the Fund has 5,139 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,551 investors holding 3,478,334 BACs, Series 48 consists of 1,030 investors holding 2,299,372 BACs and Series 49 consists of 2,558 investors holding 6,000,000 BACs at March 31, 2013.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2013.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2013 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2013, $91,654 of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2013, $10,001 of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2013, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2013. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2013 and 2012, was $1,034,407, and $1,009,786, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $1,062,035 and $1,328,706, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 47 was $6,296,006 and $8,629,599, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, net loss of the series was $3,138,036 and $3,047,627, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, and partnership management fees.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low occupancy and high operating expenses. Management was able to reduce bad debt to around 3% in 2011, and it has been further reduced in 2012 to less than 2% of rental income. Although the cash flow loss was reduced in 2012, low rents and high expenses caused the property to continue to operate below breakeven. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 94% as of March 31, 2013. Management continues to review the budget to determine areas to control expenses and improve cash flow. The property is expected to continue to operate below breakeven in 2013. The operating general partner is also reviewing refinancing options to lower the annual debt service. As of the first quarter of 2013, the operating general partner has not identified a program that would allow it to refinance the current Housing and Urban Development debt and improve annual cash flow. The property’s mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87% in 2009 after averaging in the mid-90s% during 2006 - 2008. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy rebounded in 2010 as tenants and prospective tenants responded to management’s decision to reduce rents to remain competitive in this price sensitive market. As a result, occupancy averaged 95%, 96% and 97% in 2010, 2011 and 2012, respectively. Occupancy for the quarter ended March 31, 2013 was at 93%. Despite this high occupancy level, operations remained below breakeven through the first quarter of 2013 due to low rent levels, continued high operating expenses, deferred maintenance costs and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of March 31, 2013 the lender continues to not be interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the first quarter of 2013. If the property is foreclosed in 2013, the estimated credit loss of $555,159 and tax credit recapture cost and interest penalty of $795,967 are equivalent to a credit loss of $160 per 1,000 BACs and a recapture and interest penalty cost of $229 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property operated well above breakeven in 2010 and 2011 and maintained high occupancy. Occupancy continues to be high and was 91% as of March 31, 2013. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to the operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel and continues to work with the operating general partner’s attorney to resolve this matter. The legal action taken against the co-operating general partner in 2012 is still ongoing as of the first quarter of 2013. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. Despite an average annual occupancy of 85%, the property operated above breakeven in 2011 due to low operating expenses. In 2012, the average annual occupancy declined to 79% and the property ended December 2012 at 71% physical occupancy. In addition, the increased turnover from skips and evictions for non-payment of rent caused operations to decline to below breakeven. According to management, the tenant base is primarily composed of employees of a large outlet mall located two blocks from the property. Beginning in early 2012, the outlet mall closed approximately thirty stores, which negatively affected the property. The additional turnover resulted in increased administrative and maintenance costs associated with re-leasing and making vacant units rent-ready. To reduce vacancy, management has increased its community outreach efforts to include local churches, social agencies, and the housing authority. In addition, print advertisements are circulated in the local newspapers monthly. Despite these efforts, occupancy remained stagnant at 71% through the first quarter of 2013. The investment general partner will continue to work with the operating general partner to improve resident selection, reduce administrative and maintenance expenses, and increase occupancy. The operating general partner will fund deficits as necessary. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

(Series 48). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $672,435 and $980,624, respectively in passive income tax losses that were passed through to the investors and and also provided $0.96 and $0.97, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 48 was $4,833,619 and $6,625,699, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net loss of the series was $2,163,384 and $2,110,274, respectively. The major components of the current year amount were share of losses from operating partnerships, impairment loss, and partnership management fees.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87% in 2009 after averaging in the mid-90s% during 2006 - 2008. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy rebounded in 2010 as tenants and prospective tenants responded to management’s decision to reduce rents to remain competitive in this price sensitive market. As a result, occupancy averaged 95%, 96% and 97% in 2010, 2011 and 2012, respectively. Occupancy for the quarter ended March 31, 2013 was at 93%. Despite this high occupancy level, operations remained below breakeven through the first quarter of 2013 due to low rent levels, continued high operating expenses, deferred maintenance costs and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of March 31, 2013 the lender continues to not be interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the first quarter of 2013. If the property is foreclosed in 2013, the estimated credit loss of $555,159 and tax credit recapture cost and interest penalty of $795,967 are equivalent to a credit loss of $241 per 1,000 BACs and a recapture and interest penalty cost of $346 per 1,000 BACs.

(Series 49). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $3,147,820 and $1,544,181, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.91 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 49 was $16,478,101 and $21,176,147, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net loss of the series was $5,720,078 and $5,628,567, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy in 2010, 2011 and 2012 was 95%, 99% and 98%, respectively. In the first quarter of 2013, the average occupancy was over 95%. Management attributed the small first quarter decline in occupancy to the opening of a new 48-unit senior's Low Income Housing Tax Credit apartment community in March 2013 approximately 7 miles from Rosewood Place. Although this new property reportedly is nearly fully leased, the operating general partner is concerned that it will put downward pressure on rents at Rosewood Place since its asking rents are approximately $100/month less than those at Rosewood Place when tenant utility costs are factored in. Note that income limits and therefore rent levels for the new property were set for households earning 40% and 50% of the area median income. The operating general partner and the investment general partner will closely monitor Rosewood’s occupancy over the next several quarters to determine whether any concessions on rental rates are needed to sustain Rosewood Place’s occupancy in the mid90s% level. Operations at Rosewood Place were nominally below breakeven in 2009, and at breakeven during 2010, 2011, 2012 and the first quarter of 2013. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 – 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid including interest and penalties on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner’s financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner’s financial position did not improve during 2010, 2011, and 2012, operations throughout his portfolio did stabilize. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remained current as of March 31, 2013. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of March 31, 2013.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor) is a 38-unit property located in Kewaunee, WI. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Current marketing includes advertising on Rent.com and Craigslist, advertising in the Local Free Shopper which covers three cities/towns, posting fliers in the local community, and frequent contacts with local housing agencies, as well as For Rent signs located on the property. Occupancy averaged 88% in 2012 and the property operated below breakeven. In 2013, occupancy remained a concern as the property was 84% occupied as of March 31, 2013, and the property operated below breakeven through the first quarter of 2013. All real estate taxes, mortgage and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Sunset Manor Apartments.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. As of March 31, 2013, occupancy was 82% and the property was operating slightly below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Mauston, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local Housing and Urban Development office, the Wisconsin Housing Authority, and the Juneau County housing agencies. All real estate taxes, mortgage and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Brookview Apartments.

Union Square Housing Partnership, A LA L.P. (Union Square Apartments) is a 32-unit family property in Junction City, Louisiana. Despite averaging 97% occupancy in 2012, the property operated below breakeven due to high operating expenses. The property’s insurance expense increased substantially in 2012. The operating general partner stated that the insurance cost increase was portfolio-wide due to the number of claims filed in 2011. Management is now focused on educating the maintenance staff on preventative measures and decreasing rates by reducing the number of filed claims. Administrative costs grew over prior year amounts due to legal costs associated with an increased number of evictions for non-payment of rent, as well as a general increase in supply costs. The 2012 operating deficit was funded by utilizing operating cash and accruing payables. Although occupancy remained stable throughout the first quarter of 2013, averaging 97%, operations remained below breakeven due to continued high operating expenses. The investment general partner intends to continue to work with the operating general partner to reduce operating expenses. All real estate taxes, insurance, and mortgage payments are current. The low income tax credit compliance period expires on December 31, 2019.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2013 and 2012. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on the investments, represents its maximum exposure to loss.  The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying housing complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2013. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2013, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Fund

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Fund's affairs.

John P. Manning, age 64, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 51, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 66, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 49, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2013 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2013 was $1,034,407.

2.  The Fund has reimbursed an affiliate of the general partner a total of $60,912 for amounts charged to operations during the year ended March 31, 2013. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2013, 11,777,706 BACs had been issued.
The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.14%
Series 48	6.89%
Series 49	5.63%

(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2013.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$20,739	$19,119	$24,387
(2)	Audit Related Fees	3,445	2,650	5,830
(3)	Tax Fees	5,570	4,770	7,370
(4)	All Other Fees	-	-	-

	Total	$29,754	$26,539	$37,587

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$20,199	$18,624	$23,752
(2)	Audit Related Fees	3,900	2,860	5,980
(3)	Tax Fees	5,220	4,440	6,975
(4)	All Other Fees	380	380	385

	Total	$29,699	$26,304	$37,092

5)	Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 & 2	Financial Statements; Filed herein as Exhibit 13

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013 and 2012

Statements of Changes in Partners' Capital (deficit) for the years ended March 31, 2013 and 2012

Statements of Cash Flows for the years ended March 31, 2013 and 2012

Notes to Financial Statements, March 31, 2013 and 2012

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibit (listed according to the number assigned in the table in Item 601 of Regulation S-K)

3.1.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

4.1.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

10.1.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Hillsboro Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

b.	Agreement of Limited Partnership of Umatilla Links, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

c.	Agreement of Limited Partnership of Wyndam Emporia, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

d.	Agreement of Limited Partnership of Masters Apartment, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

e.	Agreement of Limited Partnership of McEver Vineyards, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

f.	Agreement of Limited Partnership of Park Plaza Village, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005).

g.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2005).

h.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

i.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

j.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

k.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

l.	Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

m.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

n.	Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

o.	Agreement of Limited Partnership of Continental Terrace, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

p.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

q.	Agreement of Limited Partnership of P.D.C. Sixty, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

r.	Agreement of Limited Partnership of Wellington Park, LP(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

s.	Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

t.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

u.	Agreement of Limited Partnership of Marion Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

v.	Agreement of Limited Partnership of Parkland Manor, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

w.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

x.	Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

y.	Agreement of Limited Partnership of Columbia Blackshear, LP(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

z.	Agreement of Limited Partnership of Garden Grace Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

aa.	Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ab.	Agreement of Limited Partnership of Marble Falls Vistas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ac.	Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ad.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ae.	Agreement of Limited Partnership of Dawn Springs Villas, LP(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

af.	Agreement of Limited Partnership of Rural Housing Mauston I & II, LP (Incorporated by reference from Registrant's current eport on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ag.	Agreement of Limited Partnership of Colusa Avenue, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2007).

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
Date:		General Partner

June 27, 2013		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 27, 2013	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), Boston
Capital Partners II
Corp.; Director,
President (Principal
Executive Officer)
BCTC V Assignor Corp.

June 27, 2013	/s/ Marc N. Teal	Sr. Vice President,
	Marc N. Teal	Chief Financial
Officer (Principal
Financial and
Accounting Officer),
Boston Capital
Partners II Corp.;
Sr. Vice President,
Chief Financial
Officer (Principal
Financial and
Accounting Officer)
BCTC V Assignor Corp.

