Form 10-Q
period 2013-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2013-08-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-10
Condensed Statements of Changes in Partners' Capital (Deficit)	11-12
Condensed Statements of Cash Flows	13-16
Notes to Condensed Financial Statements	17-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$27,247,096	$27,607,726

OTHER ASSETS

Cash and cash equivalents	839,389	1,060,658
Acquisition costs, net	2,574,743	2,746,392
Other assets	106,411	106,411
	$30,767,639	$31,521,187

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	3,917,582	3,833,125
Capital contributions payable	101	101
	3,918,526	3,834,069

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	27,043,193	27,879,103
General Partner	(194,080)	(191,985)
	26,849,113	27,687,118
	$30,767,639	$31,521,187

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2013	March 31, 2013
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,279,734	$ 6,296,006

OTHER ASSETS
Cash and cash equivalents	98,632	116,970
Acquisition costs, net	1,251,207	1,334,621
Other assets	-	-
	$ 7,629,573	$ 7,747,597

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	1,940,519	1,843,433
Capital contributions payable	-	-
	1,940,904	1,843,818

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	5,751,156	5,965,728
General Partner	(62,487)	(61,949)
	5,688,669	5,903,779
	$ 7,629,573	$ 7,747,597

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2013	March 31, 2013
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,810,678	$ 4,833,619

OTHER ASSETS
Cash and cash equivalents	186,954	194,790
Acquisition costs, net	521,078	555,816
Other assets	-	-
	$ 5,518,710	$ 5,584,225

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,128,255	1,068,660
Capital contributions payable	-	-
	1,128,370	1,068,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	4,430,126	4,554,923
General Partner	(39,786)	(39,473)
	4,390,340	4,515,450
	$ 5,518,710	$ 5,584,225

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2013	March 31, 2013
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,156,684	$16,478,101

OTHER ASSETS
Cash and cash equivalents	553,803	748,898
Acquisition costs, net	802,458	855,955
Other assets	106,411	106,411
	$17,619,356	$18,189,365

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	848,808	921,032
Capital contributions payable	101	101
	849,252	921,476

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	16,861,911	17,358,452
General Partner	(91,807)	(90,563)
	16,770,104	17,267,889
	$17,619,356	$18,189,365

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 564	$ 1,447
	564	1,447

Share of loss from Operating Partnerships(Note D)	(356,609)	(390,070)

Expenses
Professional fees	24,344	220
Fund management fee, net (Note C)	268,788	275,532
Amortization	171,649	184,718
General and administrative expenses	17,179	16,605
	481,960	477,075

NET LOSS	$ (838,005)	$ (865,698)

Net loss allocated to assignees	$ (835,910)	$ (863,533)

Net loss allocated to general partner	$ (2,095)	$ (2,165)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2013	2012

Income
Interest income	$ 28	$ 263
	28	263

Share of loss from Operating Partnerships(Note D)	(14,898)	(28,971)

Expenses
Professional fees	15,020	66
Fund management fee, net (Note C)	96,086	96,086
Amortization	83,414	83,414
General and administrative expenses	5,720	5,308
	200,240	184,874

NET LOSS	$ (215,110)	$ (213,582)

Net loss allocated to assignees	$ (214,572)	$ (213,048)

Net loss allocated to general partner	$ (538)	$ (534)

Net loss per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2013	2012

Income
Interest income	$ 49	$ 280
	49	280

Share of loss from Operating Partnerships(Note D)	(22,941)	(56,864)

Expenses
Professional fees	3,515	44
Fund management fee, net (Note C)	59,595	54,670
Amortization	34,738	34,738
General and administrative expenses	4,370	4,582
	102,218	94,034

NET LOSS	$ (125,110)	$ (150,618)

Net loss allocated to assignees	$ (124,797)	$ (150,241)

Net loss allocated to general partner	$ (313)	$ (377)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2013	2012

Income
Interest income	$ 487	$ 904
	487	904

Share of loss from Operating Partnerships(Note D)	(318,770)	(304,235)

Expenses
Professional fees	5,809	110
Fund management fee, net (Note C)	113,107	124,776
Amortization	53,497	66,566
General and administrative expenses	7,089	6,715
	179,502	198,167

NET LOSS	$ (497,785)	$ (501,498)

Net loss allocated to assignees	$ (496,541)	$ (500,244)

Net loss allocated to general partner	$ (1,244)	$ (1,254)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2013	$ 27,879,103	$(191,985)	$ 27,687,118

Net loss	(835,910)	(2,095)	(838,005)

Partners' capital (deficit), June 30, 2013	$ 27,043,193	$(194,080)	$ 26,849,113

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2013	$ 5,965,728	$ (61,949)	$ 5,903,779

Net loss	(214,572)	(538)	(215,110)

Partners' capital (deficit), June 30, 2013	$ 5,751,156	$ (62,487)	$ 5,688,669

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2013	$ 4,554,923	$ (39,473)	$ 4,515,450

Net loss	(124,797)	(313)	(125,110)

Partners' capital (deficit), June 30, 2013	$ 4,430,126	$ (39,786)	$ 4,390,340

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2013	$ 17,358,452	$ (90,563)	$ 17,267,889

Net loss	(496,541)	(1,244)	(497,785)

Partners' capital (deficit), June 30, 2013	$ 16,861,911	$ (91,807)	$ 16,770,104

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net loss	$ (838,005)	$ (865,698)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	171,649	184,718
Distributions from Operating Partnerships	4,021	46,187
Share of Loss from Operating Partnerships	356,609	390,070
Changes in assets and liabilities
(Increase) in other assets	-	(30,000)
Increase (Decrease) in accounts payable affiliates	84,457	284,457

Net cash (used in) provided by operating activities	(221,269)	9,734

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(91,654)

Net cash used in investing activities	-	(91,654)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(221,269)	(81,920)

Cash and cash equivalents, beginning	1,060,658	2,051,958

Cash and cash equivalents, ending	$ 839,389	$ 1,970,038

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2013	2012
Cash flows from operating activities:

Net loss	$ (215,110)	$ (213,582)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	83,414	83,414
Distributions from Operating Partnerships	1,374	13,684
Share of Loss from Operating Partnerships	14,898	28,971
Changes in assets and liabilities
(Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	97,086	97,086

Net cash (used in) provided by operating activities	(18,338)	9,573

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(91,654)

Net cash used in investing activities	-	(91,654)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,338)	(82,081)

Cash and cash equivalents, beginning	116,970	366,067

Cash and cash equivalents, ending	$ 98,632	$ 283,986

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2013	2012
Cash flows from operating activities:

Net loss	$ (125,110)	$ (150,618)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	34,738	34,738
Distributions from Operating Partnerships	-	14,359
Share of Loss from Operating Partnerships	22,941	56,864
Changes in assets and liabilities
(Increase) in other assets	-	-
Increase (Decrease) in accounts payable affiliates	59,595	59,595

Net cash (used in) provided by operating activities	(7,836)	14,938

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash used in investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,836)	14,938

Cash and cash equivalents, beginning	194,790	348,763

Cash and cash equivalents, ending	$ 186,954	$ 363,701

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2013	2012
Cash flows from operating activities:

Net loss	$ (497,785)	$ (501,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	53,497	66,566
Distributions from Operating Partnerships	2,647	18,144
Share of Loss from Operating Partnerships	318,770	304,235
Changes in assets and liabilities
(Increase) in other assets	-	(30,000)
Increase (Decrease) in accounts payable affiliates	(72,224)	127,776

Net cash (used in) provided by operating activities	(195,095)	(14,777)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash used in investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195,095)	(14,777)

Cash and cash equivalents, beginning	748,898	1,337,128

Cash and cash equivalents, ending	$ 553,803	$ 1,322,351

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2013, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2013:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2013 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. An impairment loss has been recognized for the years ended March 31, 2013 and 2012 of $209,097 and $153,715, respectively, for Series 49. As of March 31, 2013, the lives of the remaining acquisition costs were reassessed and determined to be 4 years for all Series.

Accumulated amortization of acquisition costs by Series for the quarters ended June 30, 2013 and 2012 are as follows:

	2013	2012
Series 47	$1,663,024	$1,329,368
Series 48	312,642	173,690
Series 49	53,497	66,566
	$2,029,163	$1,569,624

The annual amortization for deferred acquisition costs for the years ending June 30, 2014, 2015, 2016 and 2017 is estimated to be $686,597, $686,597, $686,597, and $514,952, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 47	$ -	$ -
Series 48	-	-
Series 49	200,000	-
Total	$200,000	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2013 and 2012, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2013 and 2012 is as follows:
	2013	2012
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2013.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2013	2012
Revenues
Rental	$ 5,505,305	$ 5,489,522
Interest and other	202,367	180,849
	5,707,672	5,670,371

Expenses
Interest	863,193	907,457
Depreciation and amortization	1,852,100	1,823,390
Operating expenses	3,748,853	3,662,806
	6,464,146	6,393,653

NET LOSS	$ (756,474)	$ (723,282)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (748,909)	$ (716,050)

Net loss allocated to other Partners	$ (7,565)	$ (7,232)

* Amounts include $392,300 and $325,980 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2013	2012
Revenues
Rental	$ 2,140,072	$ 2,114,858
Interest and other	61,900	53,644
	2,201,972	2,168,502

Expenses
Interest	315,306	342,869
Depreciation and amortization	602,700	589,708
Operating expenses	1,452,294	1,405,062
	2,370,300	2,337,639

NET LOSS	$ (168,328)	$ (169,137)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (166,645)	$ (167,446)

Net loss allocated to other Partners	$ (1,683)	$ (1,691)

* Amounts include $151,747 and $138,475 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2013	2012
Revenues
Rental	$ 1,196,213	$ 1,173,005
Interest and other	40,120	34,012
	1,236,333	1,207,017

Expenses
Interest	153,499	160,701
Depreciation and amortization	397,016	400,098
Operating expenses	771,486	762,715
	1,322,001	1,323,514

NET LOSS	$ (85,668)	$ (116,497)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (84,811)	$ (115,332)

Net loss allocated to other Partners	$ (857)	$ (1,165)

* Amounts include $61,870 and $58,468 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2013	2012
Revenues
Rental	$ 2,169,020	$ 2,201,659
Interest and other	100,347	93,193
	2,269,367	2,294,852

Expenses
Interest	394,388	403,887
Depreciation and amortization	852,384	833,584
Operating expenses	1,525,073	1,495,029
	2,771,845	2,732,500

NET LOSS	$ (502,478)	$ (437,648)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (497,453)	$ (433,272)

Net loss allocated to other Partners	$ (5,025)	$ (4,376)

* Amounts include $178,683 and $129,037 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2013 were $284,457 and total fund management fees accrued as of June 30, 2013 were $3,917,582. During the quarter ended June 30, 2013, $200,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2013.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended June 30, 2013, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended June 30, 2013, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2013, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2013. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2013, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2013 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 1,000	$ 96,086
Series 48	59,595	-	59,595
Series 49	127,776	14,669	113,107
	$284,457	$15,669	$268,788

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 15 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 47 reflects a net loss from Operating Partnerships of $(168,328) and $(169,137), respectively, which includes depreciation and amortization of $602,700 and $589,708, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low rental rates and high operating expenses. Management began reducing bad debt in 2011 and as of May, 2013, bad debt has been reduced to less than 1% of rental income. Although the cash flow loss has been reduced since 2011, low rents and high expenses continue to cause the property to operate below breakeven. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 97% as of June 30, 2013. Management continues to review the budget to determine areas to control expenses and improve cash flow. The property is expected to continue to operate below breakeven throughout 2013. The operating general partner is also reviewing refinancing options to lower the annual debt service. To date, the operating general partner has not identified a program that would allow it to refinance the current Housing and Urban Development debt and improve annual cash flow. The property's mortgage, real estate taxes, and insurance are current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87% in 2009 after averaging in the mid-90s% during 2006 - 2008. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy rebounded in 2010 as tenants and prospective tenants responded to management's decision to reduce rents to remain competitive in this price sensitive market. As a result, occupancy averaged 95%, 96% and 97% in 2010, 2011 and 2012, respectively. Average occupancy for the quarter ended June 30, 2013 was 93%. Despite this high occupancy level, operations remained below breakeven through the second quarter of 2013 due to low rent levels, continued high operating expenses, deferred maintenance costs and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of June 30, 2013 the lender continues to not be interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the second quarter of 2013. If the property is foreclosed in 2013, the estimated credit loss of $555,159 and tax credit recapture cost and interest penalty of $795,967 are equivalent to a credit loss of $160 per 1,000 BACs and a recapture and interest penalty cost of $229 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property operated well above breakeven from 2010 through 2012 and maintained high occupancy. Occupancy continues to be high averaging 97% in 2013. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to the operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel and continues to work with the operating general partner's attorney to resolve this matter. The legal action taken against the co-operating general partner in 2012 is still ongoing as of the second quarter of 2013 with an expected court ruling in July 2013. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. The property is located in an economically depressed rural area approximately 35 miles north of Waco, Texas. Despite a 22% decrease in operating expenses from 2012, the property continues to operate below breakeven through the second quarter of 2013 due to low occupancy. According to management, the tenant base is primarily composed of employees of a large outlet mall located two blocks from the property. As of June 2013, the mall is 50% occupied. In an effort to increase applicant traffic and occupancy, management has increased community outreach efforts to include local churches, social agencies, and the housing authority. In addition, print advertisements are circulated in the local newspapers monthly. Through the second quarter of 2013, average annual occupancy improved to 83% from a 2012 low of 63% in November. The investment general partner intends to continue to work with the operating general partner to improve resident selection, reduce administrative and maintenance expenses, and increase occupancy. The operating general partner will fund deficits as necessary. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 48

As of June 30, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 48 reflects a net loss from Operating Partnerships of $(85,668) and $(116,497), respectively, which includes depreciation and amortization of $397,016 and $400,098, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Beginning in 2009, weak and declining economic conditions caused several major employers to close, resulting in a number of move-outs and evictions for non-payment of rent. Consequently, the average annual occupancy declined to 87% in 2009 after averaging in the mid-90s% during 2006 - 2008. Increased vacancy loss, bad debt, and high operating expenses caused below breakeven operations. Occupancy rebounded in 2010 as tenants and prospective tenants responded to management's decision to reduce rents to remain competitive in this price sensitive market. As a result, occupancy averaged 95%, 96% and 97% in 2010, 2011 and 2012, respectively. Average occupancy for the quarter ended June 30, 2013 was 93%. Despite this high occupancy level, operations remained below breakeven through the second quarter of 2013 due to low rent levels, continued high operating expenses, deferred maintenance costs and burdensome debt service. According to management, higher water and sewer rates caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of June 30, 2013 the lender continues to not be interested in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are all current through the second quarter of 2013. If the property is foreclosed in 2013, the estimated credit loss of $555,159 and tax credit recapture cost and interest penalty of $795,967 are equivalent to a credit loss of $241 per 1,000 BACs and a recapture and interest penalty cost of $346 per 1,000 BACs.

Series 49

As of June 30, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 49 reflects a net loss from Operating Partnerships of $(502,478) and $(437,648), respectively, which includes depreciation and amortization of $852,384 and $833,584, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit senior's development in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy in 2010, 2011 and 2012 was 95%, 99% and 98%, respectively. In the second quarter of 2013, the average occupancy was 93%; however, by June 30, 2013 occupancy had slipped to 90%. Management attributed the second quarter decline in occupancy to a number of factors. First, in January 2013 asking rents for one and two bedroom units at Rosewood Place were increased by $15 and $25, respectively, which in conjunction with the minimal increase in social security benefits (i.e. 1.7% for 2013) and the rise in Medicare Part B premiums (from $99.90/month in 2012 to $104.90/month in 2013) left the target resident population income after rent and Medicare Part B premiums lower than in 2012. This prompted some residents to move out. Second, even though Rosewood Place is for seniors 55 years of age and older, the average age of residents is closer to 77, and thus their ability to live independently requires more advanced care or additional services each year a tenant ages than can be provided at Rosewood Place. Third, the management company's regional property manager left the firm in late April 2013 and the transition period until her replacement fully understands operations at Rosewood Place will take two to three months. Fourth, a new 48-unit senior's Low Income Housing Tax Credit apartment community opened in March 2013 approximately 7 miles from Rosewood Place. This new property was reportedly fully leased by the end of April 2013 including several tenants who relocated from Rosewood Place. It is asking for rents approximately $100/month less than those at Rosewood Place when tenant utility costs are factored in. Income limits and rent levels for the new property were set for households earning 40% and 50% of the area median income verses 60% for Rosewood Place. Note that residents at Rosewood Place whose only source of income is social security income would qualify to rent units at the new property. The operating general partner and the investment general partner intends to closely monitor the occupancy at Rosewood over the next several months to determine what concessions on rental rates are needed in order to return Rosewood Place's occupancy to the mid 90s% level. Management insists that its advertising partnership with Fox 4 News in Kansas City, as well as strategically placed banners, will increase the visibility of the property and increase traffic.

Operations at Rosewood Place were nominally above breakeven during 2010, 2011, and 2012, but fell below breakeven during the first half of 2013. This was due to the previously described decline in occupancy and an increase in administrative costs and repair and maintenance expenses. At the beginning of the third quarter of 2013, the investment general partner is working with the operating general partner to address the increased vacancy and to implement plans to restore operating expenses to their 2012 levels. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 - 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid including interest and penalties on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, 2011, and 2012, operations throughout his portfolio did stabilize. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remained current as of June 30, 2013. In addition, payments to the contractor under the aforementioned five-year payment plan were also current as of June 30, 2013.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor) is a 38-unit property located in Kewaunee, WI. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Current marketing includes advertising on Rent.com and Craigslist, advertising in the Local Free Shopper which covers three cities/towns, posting fliers in the local community, and frequent contacts with local housing agencies, as well as For Rent signs located on the property. Occupancy averaged 88% in 2012 and the property operated below breakeven. In 2013, occupancy remained a concern as the property was 87% occupied as of June 30, 2013, and the property operated below breakeven through the second quarter of 2013. All real estate taxes, mortgage and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Sunset Manor Apartments.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. As of June 30, 2013, occupancy was 77% and the property was operating slightly below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Mauston, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local Housing and Urban Development office, the Wisconsin Housing Authority, and the Juneau County housing agencies. All real estate taxes, mortgage and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Brookview Apartments.

Union Square Housing Partnership, A LA L.P. (Union Square Apartments) is a 32-unit family property in Junction City, Louisiana. Through the second quarter of 2013, the property occupancy is 100% occupied and operating above breakeven. The property operated at a deficit in 2012 due to high maintenance expenses and a high level of bad debt. These expenses appear to be well controlled through the second quarter of 2013. All real estate taxes, insurance, and mortgage payments are current. The low income tax credit compliance period expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Union Square Housing Partnership, A LA L.P. subsequent to June 30, 2013.

Kaufman Fountainhead LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  The property, located 45 miles southeast of Dallas, Texas, receives USDA/RD rental assistance for 21 units.  The property operated below breakeven in 2012 due to high operating expenses and low occupancy.  The declining local economy contributed to a number of skips and evictions for non-payment of rent.  As a result of continued low occupancy and increased maintenance expenses, the property continues to operate below breakeven through the second quarter of 2013.  Through June 2013, occupancy averaged 83%, declining to 77% (11 vacants)in May and June.  The operating general partner indicated a number of recent move-outs were families relocating at the end of the school year and for employment opportunities out of the area; also, a number of applicants that would otherwise move into the property and commute to Dallas for work are moving closer to the city due to rising commuting costs according to the operating general partner.  As of mid-July occupancy has improved to 82%, with four applications in progress.  Management is allowing new move-ins to pay their security deposits over a four month period.  The operating general partner believes occupancy will continue to improve in the third and fourth quarters of 2013 without the use of move-in concessions.  Management attributed the higher maintenance in 2013 to interior and exterior foundation repairs and unit turnover costs.  USDA will not likely allow the use of replacement reserve funds for these building repairs and turnover costs.  The operating general partner continues to fund deficits as necessary.  Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2021.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4	Controls and Procedures

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2013.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 14, 2013		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 14, 2013	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.