Form 10-Q
period 2013-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2014-02-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$26,545,045	$27,607,726

OTHER ASSETS

Cash and cash equivalents	767,104	1,060,658
Acquisition costs, net	2,231,445	2,746,392
Other assets	106,411	106,411
	$29,650,005	$31,521,187

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	4,486,496	3,833,125
Capital contributions payable	101	101
	4,487,440	3,834,069

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	25,360,862	27,879,103
General Partner	(198,297)	(191,985)
	25,162,565	27,687,118
	$29,650,005	$31,521,187

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2013	March 31, 2013
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,205,445	$ 6,296,006

OTHER ASSETS
Cash and cash equivalents	61,580	116,970
Acquisition costs, net	1,084,379	1,334,621
Other assets	-	-
	$ 7,351,404	$ 7,747,597

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	2,134,691	1,843,433
Capital contributions payable	-	-
	2,135,076	1,843,818

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	5,279,996	5,965,728
General Partner	(63,668)	(61,949)
	5,216,328	5,903,779
	$ 7,351,404	$ 7,747,597

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2013	March 31, 2013
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 4,791,597	$ 4,833,619

OTHER ASSETS
Cash and cash equivalents	167,796	194,790
Acquisition costs, net	451,602	555,816
Other assets	-	-
	$ 5,410,995	$ 5,584,225

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,247,445	1,068,660
Capital contributions payable	-	-
	1,247,560	1,068,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	4,203,788	4,554,923
General Partner	(40,353)	(39,473)
	4,163,435	4,515,450
	$ 5,410,995	$ 5,584,225

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2013	March 31, 2013
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,548,003	$16,478,101

OTHER ASSETS
Cash and cash equivalents	537,728	748,898
Acquisition costs, net	695,464	855,955
Other assets	106,411	106,411
	$16,887,606	$18,189,365

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	1,104,360	921,032
Capital contributions payable	101	101
	1,104,804	921,476

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	15,877,078	17,358,452
General Partner	(94,276)	(90,563)
	15,782,802	17,267,889
	$16,887,606	$18,189,365

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 506	$ 602
	506	602

Share of loss from Operating Partnerships(Note D)	(350,882)	(323,334)

Expenses
Professional fees	14,361	62,548
Fund management fee, net (Note C)	260,072	235,287
Amortization	171,649	184,718
General and administrative expenses	27,440	27,500
	473,522	510,053

NET LOSS	$ (823,898)	$ (832,785)

Net loss allocated to assignees	$ (821,838)	$ (830,703)

Net loss allocated to general partner	$ (2,060)	$ (2,082)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2013	2012

Income
Interest income	$ 18	$ 36
	18	36

Share of loss from Operating Partnerships(Note D)	(27,152)	(9,458)

Expenses
Professional fees	10,477	61,468
Fund management fee, net (Note C)	90,586	82,121
Amortization	83,414	83,414
General and administrative expenses	7,850	8,497
	192,327	235,500

NET LOSS	$ (219,461)	$ (244,922)

Net loss allocated to assignees	$ (218,912)	$ (244,310)

Net loss allocated to general partner	$ (549)	$ (612)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2013	2012

Income
Interest income	$ 43	$ 49
	43	49

Share of loss from Operating Partnerships(Note D)	(9,246)	(39,641)

Expenses
Professional fees	1,941	-
Fund management fee, net (Note C)	53,095	47,130
Amortization	34,738	34,738
General and administrative expenses	6,228	6,755
	96,002	88,623

NET LOSS	$ (105,205)	$ (128,215)

Net loss allocated to assignees	$ (104,942)	$ (127,894)

Net loss allocated to general partner	$ (263)	$ (321)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2013	2012

Income
Interest income	$ 445	$ 517
	445	517

Share of loss from Operating Partnerships(Note D)	(314,484)	(274,235)

Expenses
Professional fees	1,943	1,080
Fund management fee, net (Note C)	116,391	106,036
Amortization	53,497	66,566
General and administrative expenses	13,362	12,248
	185,193	185,930

NET LOSS	$ (499,232)	$ (459,648)

Net loss allocated to assignees	$ (497,984)	$ (458,499)

Net loss allocated to general partner	$ (1,248)	$ (1,149)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 1,580	$ 3,190
	1,580	3,190

Share of loss from Operating Partnerships(Note D)	(1,049,771)	(1,091,440)

Expenses
Professional fees	118,125	152,573
Fund management fee, net (Note C)	787,968	760,993
Amortization	514,947	554,154
General and administrative expenses	55,322	59,318
	1,476,362	1,527,038

NET LOSS	$(2,524,553)	$(2,615,288)

Net loss allocated to assignees	$(2,518,241)	$(2,608,750)

Net loss allocated to general partner	$ (6,312)	$ (6,538)

Net loss per BAC	$ (.21)	$ (.22)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2013	2012

Income
Interest income	$ 66	$ 385
	66	385

Share of loss from Operating Partnerships(Note D)	(88,359)	(67,226)

Expenses
Professional fees	61,045	94,104
Fund management fee, net (Note C)	270,916	269,379
Amortization	250,242	250,242
General and administrative expenses	16,955	18,573
	599,158	632,298

NET LOSS	$ (687,451)	$ (699,139)

Net loss allocated to assignees	$ (685,732)	$ (697,391)

Net loss allocated to general partner	$ (1,719)	$ (1,748)

Net loss per BAC	$ (.20)	$ (.20)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2013	2012

Income
Interest income	$ 136	$ 442
	136	442

Share of loss from Operating Partnerships(Note D)	(42,022)	(146,502)

Expenses
Professional fees	22,400	23,224
Fund management fee, net (Note C)	169,785	155,431
Amortization	104,214	104,214
General and administrative expenses	13,730	15,525
	310,129	298,394

NET LOSS	$ (352,015)	$ (444,454)

Net loss allocated to assignees	$ (351,135)	$ (443,343)

Net loss allocated to general partner	$ (880)	$ (1,111)

Net loss per BAC	$ (.15)	$ (.19)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2013	2012

Income
Interest income	$ 1,378	$ 2,363
	1,378	2,363

Share of loss from Operating Partnerships(Note D)	(919,390)	(877,712)

Expenses
Professional fees	34,680	35,245
Fund management fee, net (Note C)	347,267	336,183
Amortization	160,491	199,698
General and administrative expenses	24,637	25,220
	567,075	596,346

NET LOSS	$(1,485,087)	$(1,471,695)

Net loss allocated to assignees	$(1,481,374)	$(1,468,016)

Net loss allocated to general partner	$ (3,713)	$ (3,679)

Net loss per BAC	$ (.25)	$ (.24)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2013	$ 27,879,103	$(191,985)	$ 27,687,118

Net loss	(2,518,241)	(6,312)	(2,524,553)

Partners' capital (deficit), December 31, 2013	$ 25,360,862	$(198,297)	$ 25,162,565

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2013	$ 5,965,728	$ (61,949)	$ 5,903,779

Net loss	(685,732)	(1,719)	(687,451)

Partners' capital (deficit), December 31, 2013	$ 5,279,996	$ (63,668)	$ 5,216,328

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2013	$ 4,554,923	$ (39,473)	$ 4,515,450

Net loss	(351,135)	(880)	(352,015)

Partners' capital (deficit), December 31, 2013	$ 4,203,788	$ (40,353)	$ 4,163,435

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2013	$ 17,358,452	$ (90,563)	$ 17,267,889

Net loss	(1,481,374)	(3,713)	(1,485,087)

Partners' capital (deficit), December 31, 2013	$ 15,877,078	$ (94,276)	$ 15,782,802

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

2013	2012
Cash flows from operating activities:

Net loss	$(2,524,553)	$(2,615,288)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	514,947	554,154
Distributions from Operating Partnerships	12,910	62,610
Share of Loss from Operating Partnerships	1,049,771	1,091,440
Changes in assets and liabilities
Increase in other assets	-	(60,000)
Increase (Decrease) in accounts payable affiliates	653,371	78,371

Net cash used in operating activities	(293,554)	(888,713)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(101,655)

Net cash used in investing activities	-	(101,655)

DECREASE IN CASH AND CASH EQUIVALENTS	(293,554)	(990,368)

Cash and cash equivalents, beginning	1,060,658	2,051,958

Cash and cash equivalents, ending	$ 767,104	$ 1,061,590

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ -	$ 230,663

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2013	2012
Cash flows from operating activities:

Net loss	$ (687,451)	$ (699,139)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	250,242	250,242
Distributions from Operating Partnerships	2,202	14,422
Share of Loss from Operating Partnerships	88,359	67,226
Changes in assets and liabilities
Increase in other assets	-	-
Increase (Decrease) in accounts payable affiliates	291,258	216,258

Net cash used in operating activities	(55,390)	(150,991)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(91,654)

Net cash used in investing activities	-	(91,654)

DECREASE IN CASH AND CASH EQUIVALENTS	(55,390)	(242,645)

Cash and cash equivalents, beginning	116,970	366,067

Cash and cash equivalents, ending	$ 61,580	$ 123,422

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2013	2012
Cash flows from operating activities:

Net loss	$ (352,015)	$ (444,454)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	104,214	104,214
Distributions from Operating Partnerships	-	18,549
Share of Loss from Operating Partnerships	42,022	146,502
Changes in assets and liabilities
Increase in other assets	-	-
Increase (Decrease) in accounts payable affiliates	178,785	28,785

Net cash used in operating activities	(26,994)	(146,404)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,001)

Net cash used in investing activities	-	(10,001)

DECREASE IN CASH AND CASH EQUIVALENTS	(26,994)	(156,405)

Cash and cash equivalents, beginning	194,790	348,763

Cash and cash equivalents, ending	$ 167,796	$ 192,358

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ -	$ -

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2013	2012
Cash flows from operating activities:

Net loss	$(1,485,087)	$(1,471,695)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	160,491	199,698
Distributions from Operating Partnerships	10,708	29,639
Share of Loss from Operating Partnerships	919,390	877,712
Changes in assets and liabilities
Increase in other assets	-	(60,000)
Increase (Decrease) in accounts payable affiliates	183,328	(166,672)

Net cash used in operating activities	(211,170)	(591,318)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-

Net cash used in investing activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	(211,170)	(591,318)

Cash and cash equivalents, beginning	748,898	1,337,128

Cash and cash equivalents, ending	$ 537,728	$ 745,810

Supplemental schedule of noncash
investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$ -	$ 230,663

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2013
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2013, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2013:
Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2013 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended December 31, 2013 and 2012 are as follows:

	2013	2012
Series 47	$1,829,852	$1,496,196
Series 48	382,118	243,166
Series 49	160,491	199,698
	$2,372,461	$1,939,060

The annual amortization for deferred acquisition costs for the years ending December 31, 2014, 2015, 2016 and 2017 is estimated to be $686,597, $686,597, $686,597, and $171,654, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 47	$ -	$ 75,000
Series 48	-	150,000
Series 49	200,000	550,000
Total	$200,000	$775,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2013 and 2012, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2013 and 2012 is as follows:
	2013	2012
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2013.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2013	2012
Revenues
Rental	$ 16,670,966	$ 16,484,462
Interest and other	599,963	589,570
	17,270,929	17,074,032

Expenses
Interest	2,593,131	2,744,263
Depreciation and amortization	5,725,282	5,663,875
Operating expenses	11,097,879	10,637,104
	19,416,292	19,045,242

NET LOSS	$(2,145,363)	$(1,971,210)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(2,123,910)	$(1,951,499)

Net loss allocated to other Partners	$ (21,453)	$ (19,711)

* Amounts include $1,074,139 and $860,059 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2013	2012
Revenues
Rental	$ 6,456,508	$ 6,374,113
Interest and other	198,951	179,991
	6,655,459	6,554,104

Expenses
Interest	949,392	1,016,227
Depreciation and amortization	1,867,099	1,824,932
Operating expenses	4,332,492	4,127,986
	7,148,983	6,969,145

NET LOSS	$ (493,524)	$ (415,041)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (488,589)	$ (410,891)

Net loss allocated to other Partners	$ (4,935)	$ (4,150)

* Amounts include $400,230 and $343,665 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2013	2012
Revenues
Rental	$ 3,625,930	$ 3,549,267
Interest and other	123,745	107,136
	3,749,675	3,656,403

Expenses
Interest	459,386	508,824
Depreciation and amortization	1,183,137	1,180,910
Operating expenses	2,309,588	2,262,104
	3,952,111	3,951,838

NET LOSS	$ (202,436)	$ (295,435)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (200,412)	$ (292,481)

Net loss allocated to other Partners	$ (2,024)	$ (2,954)

* Amounts include $158,390 and $145,979 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2013	2012
Revenues
Rental	$ 6,588,528	$ 6,561,082
Interest and other	277,267	302,443
	6,865,795	6,863,525

Expenses
Interest	1,184,353	1,219,212
Depreciation and amortization	2,675,046	2,658,033
Operating expenses	4,455,799	4,247,014
	8,315,198	8,124,259

NET LOSS	$(1,449,403)	$(1,260,734)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,434,909)	$(1,248,127)

Net loss allocated to other Partners	$ (14,494)	$ (12,607)

* Amounts include $515,519 and $370,415 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2013 were $284,457 and total fund management fees accrued as of December 31, 2013 were $4,486,496. During the quarter ended December 31, 2013, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2013.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended December 31, 2013, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended December 31, 2013, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2013, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2013. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2013, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2013 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 6,500	$ 90,586
Series 48	59,595	6,500	53,095
Series 49	127,776	11,385	116,391
	$284,457	$24,385	$260,072

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$291,258	$20,342	$270,916
Series 48	178,785	9,000	169,785
Series 49	383,328	36,061	347,267
	$853,371	$65,403	$787,968

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 47 reflects a net loss from Operating Partnerships of $(493,524) and $(415,041), respectively, which includes depreciation and amortization of $1,867,099 and $1,824,932, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low rental rates and high operating expenses. Management has successfully reduced bad debt over the past several years and the economic occupancy through the fourth quarter of 2013 is 90%. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 94% as of December 31, 2013. Management continues to review the budget to determine areas to control expenses and improve cash flow. The property's mortgage, real estate taxes, and insurance are all current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy averaged 95%, 96% and 97% in 2010, 2011 and 2012, respectively. Average occupancy through December 2013 was 94%. The property historically experiences a slight decline in occupancy during the fourth quarter due to some of the Hispanic tenants returning back to Mexico during the slow winter months. While the property operated above breakeven during 2013, the lower revenues collected in the final quarter of the year, as well as the high operating expenses, elevated extraordinary expenses incurred addressing deferred maintenance, and insufficient rental rates will require close monitoring in the early part of 2014. Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of December 31, 2013 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current through the fourth quarter of 2013. If the property is foreclosed in 2014, the estimated credit loss of $299,479 and tax credit recapture cost and interest penalty of $909,376 are equivalent to a credit loss of $86 per 1,000 BACs and a recapture and interest penalty cost of $261 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property operated well above breakeven from 2010 through 2012 and maintained high occupancy. Occupancy continues to be high and was 99% as of December 31, 2013. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to this operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel who worked with this operating general partner's attorney to resolve this matter. The investment general partner has reached an agreement with the operating general partner to exit the Operating Partnership. This operating general partner will withdraw from the Operating Partnership and a settlement agreement dealing with this matter is expected to be executed in the first quarter of 2014. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. The property is located in an economically depressed rural area approximately 35 miles north of Waco, Texas. Despite a 22% decrease in operating expenses from 2012, the property continues to operate below breakeven through the fourth quarter of 2013, primarily from low occupancy. According to management, the tenant base is primarily composed of employees of a large outlet mall located two blocks from the property. In an effort to increase applicant traffic and occupancy, management has increased community outreach efforts to include local churches, social agencies, and the housing authority. In addition, print advertisements are circulated in the local newspapers monthly. Through the fourth quarter of 2013, average annual occupancy improved to 86% from a 2012 low of 63%, and the property operated below breakeven in 2013. The investment general partner intends to continue to work with the operating general partner to improve resident selection, reduce administrative and maintenance expenses, and increase occupancy. The operating general partner will fund deficits as necessary. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 48

As of December 31, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 48 reflects a net loss from Operating Partnerships of $(202,436) and $(295,435), respectively, which includes depreciation and amortization of $1,183,137 and $1,180,910, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy averaged 95%, 96% and 97% in 2010, 2011 and 2012, respectively. Average occupancy through December 2013 was 94%. The property historically experiences a slight decline in occupancy during the fourth quarter due to some of the Hispanic tenants returning back to Mexico during the slow winter months. While the property operated above breakeven during 2013, the lower revenues collected in the final quarter of the year, as well as the high operating expenses, elevated extraordinary expenses incurred addressing deferred maintenance, and insufficient rental rates will require close monitoring in the early part of 2014. Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date this has been unsuccessful. While the investment general partner intends to continue to work with the operating general partner and lender to improve operations, as of December 31, 2013 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current through the fourth quarter of 2013. If the property is foreclosed in 2014, the estimated credit loss of $299,479 and tax credit recapture cost and interest penalty of $909,376 are equivalent to a credit loss of $130 per 1,000 BACs and a recapture and interest penalty cost of $395 per 1,000 BACs.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. During the third quarter of 2013 the property had declining occupancy that led to below breakeven operations. Occupancy continued to struggle during the fourth quarter and ended December 2013 at 79% occupied with nine vacant units. Wyndam Place continued to operate below breakeven in 2013. The predominant factor impacting the occupancy is that eight tenants who have lived at the property since its opening have passed away in the last six months. Several other original tenants have been forced to move into nursing homes due to their advanced age. An ongoing matter that will require consistent monitoring is the opening of a new senior property a half-mile away. Wyndam Place Senior Residence has lost four potential tenants to this new senior property since it opened in March 2013. The issue is not that tenants are leaving for the new property but potential tenants are visiting it prior to assessing Wyndam Place. The new senior property is located in a more desirable location, directly across the street from the senior center and the hospital, offering more amenities and charging lower rents for larger units.

Management intensified their marketing and advertising efforts during the fourth quarter of 2013 in an attempt to capitalize on the 100% occupancy at the new senior development before the inception of winter weather. Management participated in the Emporia Senior Fair in October where 500-600 local seniors attended. Management subsequently conducted an open house on October 26, 2013, for prospective tenants to tour the property and meet with current residents. Management ran a newspaper insert prior to the open house that was distributed to roughly 12,000 subscribers. Management continues to place monthly ads in the newspaper offering three months free rent. This special has been in place since November but has not drawn any new tenants. Management also is offering a resident referral bonus of $250. The referral program will continue to run until the property is fully leased. Management is optimistic that they can fill the vacant units if they can get prospective tenants to visit the property. All real estate taxes, mortgage and insurance payments are current through December 31, 2013. The operating general partner remains under their operating guarantee through the end of 2014. On December 31, 2020, the 15-year low income housing tax credit compliance period will expire with respect to Wyndam Place Senior Residences.

Series 49

As of December 31, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 49 reflects a net loss from Operating Partnerships of $(1,449,403) and $(1,260,734), respectively, which includes depreciation and amortization of $2,675,046 and $2,658,033, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property reached initial full qualified occupancy in November 2007. The average occupancy in 2010, 2011 and 2012 was 95%, 99% and 98%, respectively. Conversely, in 2013 Rosewood Place has experienced a decline in average occupancy to 93%. A perceived reduction in federal benefits for seniors, a rent increase at Rosewood Place, strategic tenant relocations by management due to the declining health of certain tenants and their inability to live independently were principal reasons for the increasing vacancy during 2013. In January 2013 asking rents for one and two bedroom units at Rosewood Place were increased by $15 and $25, respectively, which in conjunction with the minimal increase in social security benefits and the rise in Medicare Part B premiums left the target resident population income after rent and Medicare Part B premiums lower than in 2012. This prompted some residents to move out. Even though Rosewood Place is for seniors 55 years of age and older, the average age of residents is closer to 77. As a result, some residents are less able to live independently and require more intensive care, or additional services, than can be provided at Rosewood Place. By the start of the third quarter of 2013, management had implemented a more targeted approach to tenant retention by seeking the involvement of current tenants through suggestions and referrals. A referral program for existing tenants was implemented in which $100 is paid to any existing Rosewood tenant whose referral leads to a lease with a new tenant. Management views the recent decline in occupancy as an opportunity to sign younger and healthier tenants which should reduce the risk of losing occupancy for health related reasons for the next several years. The average age of new tenants in 2013 has been 60, well below the property's current average tenant age of 77. In addition, management has completed several capital improvement projects (new carpeting in the lobby and elevators, upgraded aviary, sealing the parking lot, and adding more flowers to the landscaping) earning positive feedback from tenants, which is an encouraging sign for tenant retention efforts. The goal of the operating general partner is to re-establish occupancy above 95% in early 2014.

Operations at Rosewood Place were nominally above breakeven during 2010, 2011, and 2012, but fell just below breakeven in 2013. This was due to the previously described decline in occupancy and an increase in administrative costs and repair and maintenance expenses. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007 - 2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid including interest and penalties on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010, 2011, and 2012, operations throughout his portfolio did stabilize. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remained current as of December 31, 2013. In addition, payments to the contractor under the aforementioned five-year payment plan were current through August 31, 2013; however, the September, October and November 2013 payments to the contractor were deferred (as permitted under the terms of the restructuring agreement) as a result of the previously discussed decline in property operations. A payment of $4,167 was made in December 2013 against the outstanding balance owed to the contractor of $116,656.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor) is a 38-unit property located in Kewaunee, WI. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Current marketing includes advertising on Rent.com and Craigslist, advertising in the Local Free Shopper which covers three cities/towns, posting fliers in the local community, and frequent contacts with local housing agencies, as well as For Rent signs located on the property. In 2013, occupancy remained a concern. However, as a result of management's efforts the property was 95% occupied as of December 31, 2013, and the property operated slightly above breakeven in the fourth quarter of 2013. All real estate taxes, mortgage, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Sunset Manor Apartments.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. As of December 31, 2013, occupancy was 86% and the property was operating slightly below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Mauston, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local Housing and Urban Development office, the Wisconsin Housing Authority, and the Juneau County housing agencies. All real estate taxes, mortgage, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Brookview Apartments.

Kaufman Fountainhead LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  The property, located 45 miles southeast of Dallas, Texas, receives USDA/RD rental assistance for 21 units.  The property continues to operate below breakeven in 2013 due to high operating expenses and low occupancy.  The declining local economy contributed to a number of skips and evictions for non-payment of rent.  The 2013 year-to-date average occupancy has improved reaching 82%; however, property operations remain below breakeven.  The operating general partner indicated a number of recent move-outs were families relocating for employment opportunities out of the area; also, a number of applicants that would otherwise move into the property and commute to Dallas for work are moving closer to the city due to rising commuting costs.  Management is allowing new move-ins to pay their security deposits over a four month period.  The operating general partner believes occupancy will continue to improve without the use of move-in concessions.  Management attributed the higher maintenance in 2013 to interior and exterior foundation repairs and unit turnover costs and $29,669 was withdrawn from the replacement reserve in May for expensed improvements.  The operating general partner continues to fund deficits as necessary.  Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2021.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 14, 2014		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 14, 2014	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.