Form 10-K
period 2014-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2014-06-20
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014 or

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2014

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2014, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2014 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Countrybook Apartments	Champagne, IL	150	$5,968,786	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	485,501	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,420,794	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,295,196	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	9,100,000	03/04	07/05	100%	2,383,449

McEver Vineyards Apartments	Gainesville, GA	220	10,419,598	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	432,406	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	737,071	11/04	11/04	100%	254,983

Parkland Manor Apartments	Leitchfield, KY	74	1,700,410	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,523,932	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,158,775	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	7,180,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

The Vistas Apartments	Marble Falls, TX	124	$6,025,883	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	6,153,861	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	12,050,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Colusa Avenue Apartments	Chowchilla, CA	38	$1,813,343	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,485,478	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,307,887	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	9,100,000	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	432,406	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,419,598	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,237,468	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,052,472	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	7,180,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	12,050,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	863,728	08/04	05/05	100%	2,822,685

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Bahia Palms Apartments	Laguna Vista, TX	64	$1,539,904	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,598,784	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	11,700,000	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	659,370	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,732,074	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,665,685	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	5,968,786	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,284,861	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,654,469	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	972,413	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,096,924	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,238,021	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Post Oak East Apartments	Fort Worth, TX	246	$13,169,586	07/04	05/06	100%	$1,141,118

Renaissance Village	Bowling Green, KY	34	625,458	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,265,352	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	3,944,734	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,375,065	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	7,726,986	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	1,081,452	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,509,985	01/05	12/05	100%	1,933,414

The Linden's Apartments	Bartesville, OK	54	1,002,884	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls, TX	124	6,025,883	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	934,128	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	473,082	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interest, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2014, the Fund has 5,155 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,551 investors holding 3,478,334 BACs, Series 48 consists of 1,034 investors holding 2,299,372 BACs and Series 49 consists of 2,570 investors holding 6,000,000 BACs at March 31, 2014.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2014.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2014 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2014, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2014, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2014, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2014. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2014 and 2013, was $994,406, and $1,034,407, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $1,086,393 and $1,062,035, respectively in passive income tax losses that were passed through to the investors and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 47 was $3,725,496 and $6,296,006, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, net loss of the series was $3,540,483 and $3,138,036, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, and partnership management fees.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low rental rates and high operating expenses. Management has successfully reduced bad debt over the past several years and the economic occupancy was 90% in 2013. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 96% as of March 31, 2014. Through the first quarter of 2014, the property is outperforming both 2013 and the budget in terms of rental income due to continued improving occupancy. The property is operating in line with the budget in terms of operating expenses. The property’s mortgage, real estate taxes, and insurance are all current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy averaged 96% during 2010-2013; however, occupancy was 90% at the end of the first quarter of 2014. The property has historically experienced a slight decline in occupancy during the fourth quarter due to some of the tenants returning back to Mexico during the slow winter months. While the property operated at breakeven level through the first quarter of 2014, property operations have been hampered slightly by vacancy and extraordinary costs associated with the deep freeze the region experienced during the winter months. The investment general partner performed a site inspection in March 2014 and the property received a physical and management score of excellent. Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date its efforts have been unsuccessful. While the investment general partner intends on continuing to work with the operating general partner and lender to improve operations, as of March 31, 2014 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current as of March 31, 2014. If the property were to be foreclosed in 2014, the estimated credit loss would be $299,419 and the tax credit recapture cost plus interest penalties would be $909,194; these amounts are equivalent to a credit loss of $86 per 1,000 BACs and a recapture plus interest penalties of $261 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property operated well above breakeven from 2010 through 2013 and maintained high occupancy. Occupancy continues to be high and was 99% as of March 31, 2014. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to this operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel who worked with this operating general partner’s attorney to resolve this matter. The investment general partner had reached an agreement with the operating general partner to exit the Operating Partnership. This operating general partner is no longer willing to sign the settlement agreement. The investment general partner has continued discussions with counsel to determine the next course of action. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. The property is located in an economically depressed rural area approximately 35 miles north of Waco, Texas. According to management, the tenant base is composed of employees of a large outlet mall located two blocks from the property. In an effort to increase applicant traffic and occupancy, management has increased community outreach efforts to include local churches, social agencies, and the housing authority. In addition, print advertisements are circulated in the local newspapers monthly. Average occupancy increased from 79% in 2012 to 86% in 2013, the improvement in occupancy allowed the property to operate just above breakeven. Occupancy was 83% as of March 31, 2014. The investment general partner intends to continue to work with the operating general partner to improve resident selection, reduce administrative and maintenance expenses, and increase occupancy. The operating general partner continues to fund deficits through advances and by accruing management fees. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

(Series 48). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $720,240 and $672,435, respectively in passive income tax losses that were passed through to the investors and and also provided $0.97 and $0.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 48 was $3,069,704 and $4,833,619, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net loss of the series was $2,146,109 and $2,163,384, respectively. The major components of the current year amount were share of losses from operating partnerships, impairment loss, and partnership management fees.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy averaged 96% during 2010-2013; however, occupancy was 90% at the end of the first quarter of 2014. The property has historically experienced a slight decline in occupancy during the fourth quarter due to some of the tenants returning back to Mexico during the slow winter months. While the property operated at a breakeven level through the first quarter of 2014, property operations have been hampered slightly by vacancy and extraordinary costs associated with the deep freeze the region experienced during the winter months. The investment general partner performed a site inspection in March 2014 and the property received a physical and management score of excellent. Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date its efforts have been unsuccessful. While the investment general partner intends on continuing to work with the operating general partner and lender to improve operations, as of March 31, 2014 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current as of March 31, 2014. If the property were to be foreclosed in 2014, the estimated credit loss would be $299,419 and the tax credit recapture cost plus interest penalties of $909,194; these amounts are equivalent to a credit loss of $130 per 1,000 BACs and a recapture plus interest penalties cost of $396 per 1,000 BACs.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Wyndam Place operated below breakeven in 2013 largely due to a downward trend in occupancy, with a 2013 average of 84% and a 72% average in the first quarter of 2014. The decline in occupancy started in 2013, when eight residents passed away and several others were forced to relocate into nursing homes. Due to a recently remodeled, neighboring senior property which offers more attractive amenities, lower rents and a more desirable location, Wyndam Place has been unable to absorb new tenants and rebound from the recent vacancies. In the fourth quarter of 2013, the recently renovated competing property was fully leased and since this time management has continued to market Wyndam Place through senior fairs, open houses and various newspaper and magazine advertisements. These efforts have resulted in a slight increase in occupancy, with 76% reported as of March 31, 2014. With the additional unoccupied units, electrical expenses increased in the winter months of 2013 and 2014 compared to historical averages, as the apartments contain electric heaters. In the first quarter of 2014, the property was awarded a real estate tax abatement, which is expected to reduce the property’s annual tax liability by approximately $16,000 starting in December of 2014. With the anticipated increase in occupancy and reduction in operating expenses, the property is expected to operate around breakeven through 2014. Through March 31, 2014, all real estate taxes, mortgage and insurance payments are current. The operating general partner remains under their operating guarantee through the end of 2014 and the property has an operating reserve of approximately $40,000 which is available to subsidize operations. On December 31, 2020, the 15-year low income housing tax credit compliance period will expire with respect to Wyndam Place Senior Residences.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family development located in Hammond, LA.  The property was 94% occupied as of March 31, 2014.  In the first quarter of 2014, the investment general partner was notified that the Operating Partnership had been named in a civil action dated February 28, 2014  brought against the former management company as well as former members of the operating general partner entity.  The civil action claims fraudulent actions were committed by the former management company.  At this time, the impact of the civil action on the Operating Partnership is difficult to determine.  The investment general partner’s counsel will continue to monitor the case to ascertain the impact on the Operating Partnership. The property’s mortgage, real estate taxes, and insurance are all current.  The low income tax credit compliance period expires on December 31, 2019.

(Series 49). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $2,385,562 and $3,147,820, respectively, in passive income tax losses that were passed through to the investors, and also provided $0.91 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 49 was $11,607,630 and $16,478,101, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net loss of the series was $5,658,953 and $5,720,078, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The average occupancy from 2010-2013 was 96%; however, in 2013 the property experienced an increase in vacancies due a rent increase, perceived reduction in federal benefits for seniors, and deliberate tenant relocations by management due to the declining health of certain tenants and their inability to live independently. Management worked with the families of some of the tenants by pointing out the need for more of an assisted living situation. Through the first quarter of 2014, the property continued to experience the negative effects of tenant relocations due to health issues, as evidenced by the reported average occupancy rate of 92%. Management is currently marketing the property to younger seniors. As of early April 2014, five of the eleven vacant units had been leased to tenants with an average age of sixty. Starting in the third quarter of 2013, management had implemented a more targeted approach to tenant retention by seeking the involvement of current tenants through suggestions and referrals. A referral program for existing tenants was implemented in which $100 is paid to any existing Rosewood resident whose referral leads to a lease with a new tenant. Management views the recent decline in occupancy as an opportunity to sign younger and healthier tenants which should reduce the risk of losing occupancy for health related reasons for the next several years. The average age of new tenants in 2013 was 60, well below the property’s average tenant age of 77. In addition, management has completed several capital improvement projects such as: new carpeting in the lobby and elevators, upgraded aviary, sealing the parking lot, and adding more flowers to the landscaping. These improvements earned positive feedback from tenants, which is an encouraging sign for tenant retention efforts. The goal of the operating general partner is to re-establish occupancy above 95% in the first half of 2014.

Operations at Rosewood Place were nominally above breakeven through the first quarter of 2014. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007–2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid including interest and penalties on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs, will be allocated to the new investor. It is anticipated that the new investor will put its 45% interest in Rosewood Place, LLC back to the investment limited partner in early 2015. On a cumulative basis, the investment general partner originally forecasted that the tax credits allocated to the original investors in Rosewood Place, LLC would be reduced by approximately $748,000 (equivalent to $125 per 1,000 BACs). However, it is now projected that the amount of tax credit reduction for the original investors will be approximately $997,000 (equivalent to $167 per 1,000 BACs). If the new investor had not contributed to the loan modification and the foreclosure had occurred in 2010, the investment general partner estimates that there would have been a recapture and interest penalties relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This represents recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner’s financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner’s financial position did not improve during 2010, 2011, and 2012, operations throughout his portfolio did stabilize. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and bond payments have been paid currently and remained current as of March 31, 2014. In addition, payments to the contractor under the aforementioned five-year payment plan were current through August 31, 2013; however, the September, October and November 2013 payments to the contractor were deferred, as permitted under the terms of the restructuring agreement, as a result of the previously discussed decline in property operations. Regularly scheduled payments to the contractor re-started in December 2013 and continued through February 2014. The outstanding balance owed to the contractor is $104,555.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor) is a 38-unit property located in Kewaunee, WI. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Current marketing includes advertising on Rent.com and Craigslist, advertising in the Local Free Shopper which covers three cities/towns, posting fliers in the local community, and frequent contacts with local housing agencies, as well as For Rent signs located on the property. As a result of management’s marketing efforts the property was 92% occupied as of March 31, 2014. However, operating expenses have increased and the property operated below breakeven in the first quarter of 2014. The majority of the expense increase was caused by snow removal costs and the timing of the real estate tax payment. These expenses will normalize as the year progresses. All real estate taxes, mortgage, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Rural Housing Partners of Kewaunee L.P.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. As of March 31, 2014, occupancy was 86% and the property was operating below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Mauston, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local Housing and Urban Development office, the Wisconsin Housing Authority, and the Juneau County housing agencies. In spite of these efforts, average occupancy decreased from 94% in 2012 to 81% in 2013. The decreased occupancy resulted in below breakeven operations in 2013 as well as the first quarter of 2014. Though expenses increased from 2012 to 2013, they remain reasonable even with the increased advertising. All real estate taxes, mortgage, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Brookview Apartments.

Kaufman Fountainhead LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  The property, located 45 miles southeast of Dallas, Texas, receives USDA/RD rental assistance for 21 units.  The property continued to operate below breakeven in 2013 due to high operating expenses and low occupancy.  The 2013 average occupancy improved to 83%; however, property operations remain below breakeven.  Occupancy as of March 31, 2014 was 85%. The operating general partner indicated a number of recent move-outs were families relocating for employment opportunities out of the area; also, a number of applicants that would otherwise move into the property and commute to Dallas for work are moving closer to the city due to rising commuting costs.  Management is allowing new move-ins to pay their security deposits over a four month period.  The operating general partner believes occupancy will continue to improve without the use of move-in concessions.  Management attributed the higher maintenance in 2013 to interior and exterior foundation repairs and unit turnover costs; capital expenditures for the year totaled $38,050.  The operating general partner continues to fund deficits by accruing management fees and with cash advances as needed.  Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2021.

Union Square Housing Partnership (Union Square Apartments) is a 32-unit family property in Junction City, LA. Through the first quarter of 2014, property operations were below breakeven due to increased operating expenses. Maintenance expenses have increased because of repairs to washers, dryers, and a sewer lift station. Occupancy has been strong as the property was fully occupied as of March 31, 2014. Management has stated that the local economy is struggling and job opportunities in the area are limited, thereby limiting the ability to raise rents. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The operating general partner has stated that any deficits would be funded by deferring the management fee due the related party management company and, if necessary, they would advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Union Square Housing Partnership.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2014 and 2013. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2014. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2014, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 65, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 52, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 67, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 50, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2014 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2014 was $994,406.

2. The Fund has reimbursed an affiliate of the general partner a total of $43,538 for amounts charged to operations during the year ended March 31, 2014. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2014, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2014.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2014 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$16,823	$15,224	$20,428
(2)	Audit Related Fees	4,225	3,250	7,150
(3)	Tax Fees	5,715	4,895	7,560
(4)	All Other Fees	815	815	815

	Total	$27,578	$24,184	$35,953

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$20,739	$19,119	$24,387
(2)	Audit Related Fees	3,445	2,650	5,830
(3)	Tax Fees	5,570	4,770	7,370
(4)	All Other Fees	-	-	-

	Total	$29,754	$26,539	$37,587

(5)	Audit Committee

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

(a)      1 & 2      Financial Statements; Filed herein as Exhibit 13

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014 and 2013

Statements of Changes in Partners' Capital (deficit) for the years ended March 31, 2014 and 2013

Statements of Cash Flows for the years ended March 31, 2014 and 2013

Notes to Financial Statements, March 31, 2014 and 2013

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibit (listed according to the number assigned in the table in Item 601 of Regulation S-K)

3.1.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

4.1.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

10.1.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Hillsboro Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

b.	Agreement of Limited Partnership of Umatilla Links, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

c.	Agreement of Limited Partnership of Wyndam Emporia, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

d.	Agreement of Limited Partnership of Masters Apartment, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

e.	Agreement of Limited Partnership of McEver Vineyards, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

f.	Agreement of Limited Partnership of Park Plaza Village, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005).

g.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2005).

h.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

i.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

j.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

k.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

l.	Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

m.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

n.	Agreement of Limited Partnership of Perryton Fountainhead, LP Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

o.	Agreement of Limited Partnership of Continental Terrace, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

p.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

q.	Agreement of Limited Partnership of P.D.C. Sixty, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

r.	Agreement of Limited Partnership of Wellington Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

s.	Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

t.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

u.	Agreement of Limited Partnership of Marion Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

v.	Agreement of Limited Partnership of Parkland Manor, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

w.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

x.	Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

y.	Agreement of Limited Partnership of Columbia Blackshear, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

z.	Agreement of Limited Partnership of Garden Grace Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

aa.	Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ab.	Agreement of Limited Partnership of Marble Falls Vistas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ac.	Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

ad.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ae.	Agreement of Limited Partnership of Dawn Springs Villas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

af.	Agreement of Limited Partnership of Rural Housing Mauston I & II, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ag.	Agreement of Limited Partnership of Colusa Avenue, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2007).

Exhibit	No. 31 Certification 302

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

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
Date:		General Partner

June 20, 2014		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 20, 2014	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), Boston
Capital Partners II
Corp.; Director,
President (Principal
Executive Officer) BCTC
V Assignor Corp.

June 20, 2014	/s/ Marc N. Teal	Sr. Vice President,
	Marc N. Teal	Chief Financial Officer
(Principal Financial
and Accounting
Officer), Boston
Capital Partners II
Corp.; Sr. Vice
President, Chief
Financial Officer
(Principal Financial
and Accounting Officer)
BCTC V Assignor Corp.

