Form 10-Q
period 2014-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2014-11-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,621,676	$18,402,830

OTHER ASSETS

Cash and cash equivalents	721,502	863,291
Acquisition costs, net	1,450,782	1,740,938
Other assets	136,411	106,411
	$19,930,371	$21,113,470

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	5,214,867	4,770,953
Capital contributions payable	101	101
	5,215,811	4,771,897

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	14,938,976	16,561,921
General Partner	(224,416)	(220,348)
	14,714,560	16,341,573
	$19,930,371	$21,113,470

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2014	March 31, 2014
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,577,586	$ 3,725,496

OTHER ASSETS
Cash and cash equivalents	113,137	98,908
Acquisition costs, net	642,544	771,054
Other assets	-	-
	$ 4,333,267	$ 4,595,458

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	2,425,949	2,231,777
Capital contributions payable	-	-
	2,426,334	2,232,162

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	1,978,874	2,434,096
General Partner	(71,941)	(70,800)
	1,906,933	2,363,296
	$ 4,333,267	$ 4,595,458

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2014	March 31, 2014
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,003,913	$ 3,069,704

OTHER ASSETS
Cash and cash equivalents	193,694	189,928
Acquisition costs, net	347,388	416,864
Other assets	-	-
	$ 3,544,995	$ 3,676,496

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,426,230	1,307,040
Capital contributions payable	-	-
	1,426,345	1,307,155

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	2,164,115	2,414,179
General Partner	(45,465)	(44,838)
	2,118,650	2,369,341
	$ 3,544,995	$ 3,676,496

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2014	March 31, 2014
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$11,040,177	$11,607,630

OTHER ASSETS
Cash and cash equivalents	414,671	574,455
Acquisition costs, net	460,850	553,020
Other assets	136,411	106,411
	$12,052,109	$12,841,516

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	1,362,688	1,232,136
Capital contributions payable	101	101
	1,363,132	1,232,580

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	10,795,987	11,713,646
General Partner	(107,010)	(104,710)
	10,688,977	11,608,936
	$12,052,109	$12,841,516

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 525	$ 511
Other income	-	-
	525	511

Share of loss from Operating Partnerships(Note D)	(416,454)	(342,280)

Expenses
Professional fees	73,979	79,420
Fund management fee, net (Note C)	258,838	259,108
Amortization	145,078	171,649
General and administrative expenses	13,414	10,702
	491,309	520,879

NET LOSS	$ (907,238)	$ (862,648)

Net loss allocated to assignees	$ (904,970)	$ (860,492)

Net loss allocated to general partner	$ (2,268)	$ (2,156)

Net loss per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2014	2013

Income
Interest income	$ 44	$ 20
Other income	-	-
	44	20

Share of loss from Operating Partnerships(Note D)	(82,663)	(46,309)

Expenses
Professional fees	26,446	35,548
Fund management fee, net (Note C)	95,386	84,244
Amortization	64,255	83,414
General and administrative expenses	4,127	3,385
	190,214	206,591

NET LOSS	$ (272,833)	$ (252,880)

Net loss allocated to assignees	$ (272,151)	$ (252,248)

Net loss allocated to general partner	$ (682)	$ (632)

Net loss per BAC	$ (.08)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2014	2013

Income
Interest income	$ 70	$ 44
Other income	-	-
	70	44

Share of loss from Operating Partnerships(Note D)	(10,811)	(9,835)

Expenses
Professional fees	17,548	16,944
Fund management fee, net (Note C)	57,795	57,095
Amortization	34,738	34,738
General and administrative expenses	3,246	3,132
	113,327	111,909

NET LOSS	$ (124,068)	$ (121,700)

Net loss allocated to assignees	$ (123,758)	$ (121,396)

Net loss allocated to general partner	$ (310)	$ (304)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2014	2013

Income
Interest income	$ 411	$ 447
Other income	-	-
	411	447

Share of loss from Operating Partnerships(Note D)	(322,980)	(286,136)

Expenses
Professional fees	29,985	26,928
Fund management fee, net (Note C)	105,657	117,769
Amortization	46,085	53,497
General and administrative expenses	6,041	4,185
	187,768	202,379

NET LOSS	$ (510,337)	$ (488,068)

Net loss allocated to assignees	$ (509,061)	$ (486,848)

Net loss allocated to general partner	$ (1,276)	$ (1,220)

Net loss per BAC	$ (.08)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 1,050	$ 1,075
Other income	3,304	-
	4,354	1,075

Share of loss from Operating Partnerships(Note D)	(726,160)	(698,889)

Expenses
Professional fees	88,109	103,764
Fund management fee, net (Note C)	504,059	527,896
Amortization	290,156	343,298
General and administrative expenses	22,883	27,880
	905,207	1,002,838

NET LOSS	$(1,627,013)	$(1,700,652)

Net loss allocated to assignees	$(1,622,945)	$(1,696,400)

Net loss allocated to general partner	$ (4,068)	$ (4,252)

Net loss per BAC	$ (.14)	$ (.14)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2014	2013

Income
Interest income	$ 73	$ 48
Other income	-	-
	73	48

Share of loss from Operating Partnerships(Note D)	(125,194)	(61,207)

Expenses
Professional fees	30,891	50,568
Fund management fee, net (Note C)	164,636	180,330
Amortization	128,510	166,828
General and administrative expenses	7,205	9,104
	331,242	406,830

NET LOSS	$ (456,363)	$ (467,989)

Net loss allocated to assignees	$ (455,222)	$ (466,819)

Net loss allocated to general partner	$ (1,141)	$ (1,170)

Net loss per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2014	2013

Income
Interest income	$ 118	$ 93
Other income	657	-
	775	93

Share of loss from Operating Partnerships(Note D)	(43,323)	(32,776)

Expenses
Professional fees	21,368	20,459
Fund management fee, net (Note C)	111,490	116,690
Amortization	69,476	69,476
General and administrative expenses	5,809	7,502
	208,143	214,127

NET LOSS	$ (250,691)	$ (246,810)

Net loss allocated to assignees	$ (250,064)	$ (246,193)

Net loss allocated to general partner	$ (627)	$ (617)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2014	2013

Income
Interest income	$ 859	$ 934
Other income	2,647	-
	3,506	934

Share of loss from Operating Partnerships(Note D)	(557,643)	(604,906)

Expenses
Professional fees	35,850	32,737
Fund management fee, net (Note C)	227,933	230,876
Amortization	92,170	106,994
General and administrative expenses	9,869	11,274
	365,822	381,881

NET LOSS	$ (919,959)	$ (985,853)

Net loss allocated to assignees	$ (917,659)	$ (983,388)

Net loss allocated to general partner	$ (2,300)	$ (2,465)

Net loss per BAC	$ (.15)	$ (.16)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2014	$ 16,561,921	$(220,348)	$ 16,341,573

Net loss	(1,622,945)	(4,068)	(1,627,013)

Partners' capital (deficit), September 30, 2014	$ 14,938,976	$(224,416)	$ 14,714,560

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2014	$ 2,434,096	$ (70,800)	$ 2,363,296

Net loss	(455,222)	(1,141)	(456,363)

Partners' capital (deficit), September 30, 2014	$ 1,978,874	$ (71,941)	$ 1,906,933

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2014	$ 2,414,179	$ (44,838)	$ 2,369,341

Net loss	(250,064)	(627)	(250,691)

Partners' capital (deficit), September 30, 2014	$ 2,164,115	$ (45,465)	$ 2,118,650

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2014	$ 11,713,646	$(104,710)	$ 11,608,936

Net loss	(917,659)	(2,300)	(919,959)

Partners' capital (deficit), September 30, 2014	$ 10,795,987	$(107,010)	$ 10,688,977

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net loss	$(1,627,013)	$(1,700,652)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	290,156	343,298
Distributions from Operating Partnerships	54,994	12,464
Share of Loss from Operating Partnerships	726,160	698,889
Changes in assets and liabilities
Increase in other assets	(30,000)	-
Increase in accounts payable affiliates	443,914	368,914

Net cash (used in) provided by operating activities	(141,789)	(277,087)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,789)	(277,087)

Cash and cash equivalents, beginning	863,291	1,060,658

Cash and cash equivalents, ending	$ 721,502	$ 783,571

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2014	2013
Cash flows from operating activities:

Net loss	$ (456,363)	$ (467,989)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	128,510	166,828
Distributions from Operating Partnerships	22,716	2,202
Share of Loss from Operating Partnerships	125,194	61,207
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	194,172	194,172

Net cash (used in) provided by operating activities	14,229	(43,580)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,229	(43,580)

Cash and cash equivalents, beginning	98,908	116,970

Cash and cash equivalents, ending	$ 113,137	$ 73,390

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2014	2013
Cash flows from operating activities:

Net loss	$ (250,691)	$ (246,810)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	69,476	69,476
Distributions from Operating Partnerships	22,468	-
Share of Loss from Operating Partnerships	43,323	32,776
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	119,190	119,190

Net cash (used in) provided by operating activities	3,766	(25,368)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,766	(25,368)

Cash and cash equivalents, beginning	189,928	194,790

Cash and cash equivalents, ending	$ 193,694	$ 169,422

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2014	2013
Cash flows from operating activities:

Net loss	$ (919,959)	$ (985,853)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	92,170	106,994
Distributions from Operating Partnerships	9,810	10,262
Share of Loss from Operating Partnerships	557,643	604,906
Changes in assets and liabilities
Increase in other assets	(30,000)	-
Increase in accounts payable affiliates	130,552	55,552

Net cash (used in) provided by operating activities	(159,784)	(208,139)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,784)	(208,139)

Cash and cash equivalents, beginning	574,455	748,898

Cash and cash equivalents, ending	$ 414,671	$ 540,759

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2014
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2014, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2014:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2014 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 47	$ 128,510	$1,746,438
Series 48	486,332	347,380
Series 49	92,170	106,994
	$ 707,012	$2,200,812

The annual amortization for deferred acquisition costs for the years ending September 30, 2015, 2016 and 2017 is estimated to be $580,313, $580,313, and $290,156, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended September 30, 2014 and 2013 are as follows:
	2014	2013
Series 47	$ -	$ -
Series 48	-	-
Series 49	125,000	-
Total	$125,000	$ -

The fund management fees paid for the six months ended September 30, 2014 and 2013 are as follows:
	2014	2013
Series 47	$ -	$ -
Series 48	-	-
Series 49	125,000	200,000
Total	$125,000	$200,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2014 and 2013, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2014 and 2013 is as follows:
	2014	2013
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2014.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2014	2013
Revenues
Rental	$ 11,362,574	$ 11,122,140
Interest and other	354,287	388,425
	11,716,861	11,510,565

Expenses
Interest	1,690,984	1,725,335
Depreciation and amortization	3,276,318	3,790,659
Operating expenses	8,033,806	7,434,109
	13,001,108	12,950,103

NET LOSS	$(1,284,247)	$(1,439,538)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,271,404)	$(1,425,142)

Net loss allocated to other Partners	$ (12,843)	$ (14,396)

* Amounts include $545,244 and $726,253 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2014	2013
Revenues
Rental	$ 4,417,188	$ 4,299,219
Interest and other	103,779	123,525
	4,520,967	4,422,744

Expenses
Interest	618,955	634,036
Depreciation and amortization	1,086,666	1,248,103
Operating expenses	3,214,522	2,899,523
	4,920,143	4,781,662

NET LOSS	$ (399,176)	$ (358,918)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (395,184)	$ (355,329)

Net loss allocated to other Partners	$ (3,992)	$ (3,589)

* Amounts include $269,990 and $294,122 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2014	2013
Revenues
Rental	$ 2,438,255	$ 2,423,851
Interest and other	62,994	80,671
	2,501,249	2,504,522

Expenses
Interest	310,763	310,014
Depreciation and amortization	670,960	794,255
Operating expenses	1,687,704	1,552,506
	2,669,427	2,656,775

NET LOSS	$ (168,178)	$ (152,253)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (166,496)	$ (150,730)

Net loss allocated to other Partners	$ (1,682)	$ (1,523)

* Amounts include $123,173 and $117,954 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2014	2013
Revenues
Rental	$ 4,507,131	$ 4,399,070
Interest and other	187,514	184,229
	4,694,645	4,583,299

Expenses
Interest	761,266	781,285
Depreciation and amortization	1,518,692	1,748,301
Operating expenses	3,131,580	2,982,080
	5,411,538	5,511,666

NET LOSS	$ (716,893)	$ (928,367)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (709,724)	$ (919,083)

Net loss allocated to other Partners	$ (7,169)	$ (9,284)

* Amounts include $152,081 and $314,177 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2014 were $284,457 and total fund management fees accrued as of September 30, 2014 were $5,214,867. During the quarter ended September 30, 2014, $125,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2014.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended September 30, 2014, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended September 30, 2014, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2014, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2014. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2014, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2014 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 1,700	$ 95,386
Series 48	59,595	1,800	57,795
Series 49	127,776	22,119	105,657
	$284,457	$25,619	$258,838

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$194,172	$29,536	$164,636
Series 48	119,190	7,700	111,490
Series 49	255,552	27,619	227,933
	$568,914	$64,855	$504,059

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 47 reflects a net loss from Operating Partnerships of $(399,176) and $(358,918), respectively, which includes depreciation and amortization of $1,086,666 and $1,248,103, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low rental rates and high operating expenses. Management has successfully reduced bad debt over the past several years and the economic occupancy was 90% in 2013. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 94% as of September 30, 2014. Through the third quarter of 2014, the property is outperforming both 2013 and the budget in terms of rental income due to continued improving occupancy. The operating expenses are higher than budgeted and 2013 levels due to several one-time expenses including the personal property tax and the annual software licensing fee. The property is expected to continue to operate below breakeven in 2014. The property's mortgage, real estate taxes, and insurance are all current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy has averaged 90% through September 2014, a slight decline from the prior year's 94% average. In October 2013, after several months of physical occupancy at or above 95%, the operating general partner implemented a 6% rent increase believing the sub-market would support this increase. Occupancy rates and net rental income since the rent increase indicate the sub-market was not ready for this increase with occupancy hovering around 90% in November 2013 through September 2014 and overall net rental income down 5-6% per month compared to August - October 2013 results. Management concluded that the vacant units were not being marketed aggressively enough in late 2013 and early 2014. As a result, a new leasing agent was hired in March 2014. The property continued to operate below breakeven through the third quarter of 2014. Property operations in 2014 have been hampered by the aforementioned vacancy resulting in reduced net rental revenue and elevated bad debt expense. The investment general partner performed a site inspection in March 2014 and the property received a physical and management score of "Excellent". Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase as well.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date its efforts has been unsuccessful. While the investment general partner intends on continuing to work with the operating general partner and lender to improve operations, as of September 30, 2014 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current as of September 30, 2014. If the property were to be foreclosed in 2014, the estimated credit loss would be $299,479 and the tax credit recapture cost plus interest penalties would be $909,376; these amounts are equivalent to a credit loss of $86 per 1,000 BACs and a recapture plus interest penalties of $261 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property operated well above breakeven from 2010 through 2013 and maintained high occupancy. Occupancy continues to be high and was 96% as of September 30, 2014. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to this operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel who worked with this operating general partner's attorney to resolve this matter. The investment general partner had reached an agreement with the operating general partner to exit the Operating Partnership. This operating general partner is no longer willing to sign the settlement agreement. A formal removal notice was sent to the co-operating general partner in May 2014. The remaining operating general partner will file an Amendment Certificate of Limited Partnership in Louisiana in the fourth quarter of 2014. The low income housing tax credit compliance period expires on December 31, 2019.

Series 48

As of September 30, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 11 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 48 reflects a net loss from Operating Partnerships of $(168,178) and $(152,253), respectively, which includes depreciation and amortization of $670,960 and $794,255, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy has averaged 90% through September 2014, a slight decline from the prior year's 94% average. In October 2013, after several months of physical occupancy at or above 95%, the operating general partner implemented a 6% rent increase believing the sub-market would support this increase. Occupancy rates and net rental income since the rent increase indicate the sub-market was not ready for this increase with occupancy hovering around 90% in November 2013 through September 2014 and overall net rental income down 5-6% per month compared to August - October 2013 results. Management concluded that the vacant units were not being marketed aggressively enough in late 2013 and early 2014. As a result, a new leasing agent was hired in March 2014. The property continued to operate below breakeven through the third quarter of 2014. Property operations in 2014 have been hampered by the aforementioned vacancy resulting in reduced net rental revenue and elevated bad debt expense. The investment general partner performed a site inspection in March 2014 and the property received a physical and management score of "Excellent". Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase as well.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date its efforts has been unsuccessful. While the investment general partner intends on continuing to work with the operating general partner and lender to improve operations, as of September 30, 2014 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current as of September 30, 2014. If the property were to be foreclosed in 2014, the estimated credit loss would be $299,479 and the tax credit recapture cost plus interest penalties of $909,376; these amounts are equivalent to a credit loss of $130 per 1,000 BACs and a recapture plus interest penalties cost of $395 per 1,000 BACs.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Wyndam Place operated below breakeven in 2013 and through the third quarter of 2014 largely due to increases in maintenance and utility expenses and a reduction in rent revenue which stemmed from a downward trend in occupancy. The decline in occupancy started in the second half of 2013, when eight residents passed away and several others were forced to relocate into nursing homes. Additionally a recently remodeled, neighboring senior property came to market shortly thereafter offering more attractive amenities, lower rents and a more desirable location. In 2013, occupancy averaged 84% and continued to trend down to a historic low of 69% in January of 2014. Through 2014 occupancy started to rebound with a high of 88% in June, and while averaging 81% year to date. Management has continued to market Wyndam Place through senior fairs, open houses and various newspaper and magazine advertisements and is currently offering one month's free rent to attract new residents. These efforts were effective as occupancy continues to improve throughout 2014. In the first quarter of 2014, the property was awarded a real estate tax abatement, which is expected to reduce the property's annual tax liability by approximately $16,000 starting in December 2014. Through September 30, 2014, all real estate taxes, mortgage and insurance payments are current. The operating general partner remains under their operating guarantee until the property reports above breakeven operations for twelve consecutive months. As of the third quarter of 2014, the property has utilized approximately $20,000 of Operating Reserves and $5,000 of operating general partner advances to fund the 2014 deficit. A total of $17,000 remains in the operating reserve. On December 31, 2020, the 15-year low income housing tax credit compliance period will expire with respect to Wyndam Place Senior Residences.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family development located in Hammond, LA.  In 2014, the property is averaging 95% occupancy year-to-date. In the first quarter of 2014, the investment general partner was notified that the Operating Partnership had been named in a civil action dated February 28, 2014 brought against the former management company as well as former members of the operating general partner entity.  This Operating Partnership is one of 22 Operating Partnerships named in a civil action that claims fraudulent actions were committed by the former management company.  The former members of the operating general partner have indemnified both the Operating Partnership and current members of the operating general partner for any litigation arising from the period they oversaw the property. The former members are covering the legal costs associated with the lawsuit. The litigation is currently in the discovery phase and trial has been set for July 27, 2015. The investment general partner's counsel will continue to monitor the case to ascertain the impact on the Operating Partnership. The property's mortgage, real estate taxes, and insurance are all current.  The low income tax credit compliance period expires on December 31, 2019.

Series 49

As of September 30, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 49 reflects a net loss from Operating Partnerships of $(716,893) and $(928,367), respectively, which includes depreciation and amortization of $1,518,692 and $1,748,301, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The average occupancy from 2010-2013 was 96%; however, in the second half of 2013 the property experienced a modest increase in vacancies due a rent increase, perceived reduction in federal benefits for seniors, and intentional tenant relocations by management due to the declining health of certain tenants and their inability to live independently. Management worked with the families of some of the tenants by identifying those residents who appeared to need more of an "assisted living" housing arrangement. By the end of the third quarter of 2014, the property had recovered from the aforementioned proactive tenant relocations and reported occupancy at 98% at quarter end. During the third quarter of 2013, management implemented a more targeted approach to tenant retention by seeking the involvement of current residents through suggestions and tenant referrals. A referral program for existing tenants was implemented in which $100 is paid to any existing Rosewood resident whose referral leads to a lease with a new tenant. Management viewed the mid-2013 decline in occupancy as an opportunity to sign younger and healthier tenants which should reduce the risk of losing occupancy for health related reasons for the next several years. Note that the average age of new tenants in 2013 was 60, well below the property's average tenant age of 77. In addition, management completed several capital improvement projects such as: new carpeting in the lobby and elevators, upgraded aviary, sealing the parking lot, and adding more flowers to the landscaping. These improvements earned positive feedback from tenants, which was an encouraging sign for tenant retention efforts.

Operations at Rosewood Place were below breakeven through the third quarter of 2014 due to the increased vacancy experienced at the beginning of the year and the high real estate tax expense. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007-2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid including interest and penalties on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial position also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial position did not improve during 2010 - 2013, operations throughout his portfolio did stabilize. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and obligatory bond payments have been paid currently and remained current as of September 30, 2014. In addition, payments to the contractor under the aforementioned five-year payment plan were paid currently through August 31, 2013; however, the September, October and November 2013 payments to the contractor were deferred, as permitted under the terms of the restructuring agreement, as a result of the previously discussed decline in property operations. Regularly scheduled payments to the contractor re-started in December 2013 and have continued through September 2014. The outstanding balance owed to the contractor is $74,986 at September 30, 2014.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor) is a 38-unit property located in Kewaunee, WI. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Current marketing includes advertising on Rent.com and Craigslist, advertising in the Local Free Shopper which covers three cities/towns, posting fliers in the local community, and frequent contacts with local housing agencies, as well as For Rent signs located on the property. Despite management's marketing efforts the property was 89% occupied as of September 30, 2014. In addition, operating expenses have increased and the property operated below breakeven through the third quarter of 2014. The operating general partner continues to fund deficits by accruing management fees and advancing cash, if necessary. All real estate taxes, mortgage, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Rural Housing Partners of Kewaunee L.P.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. As of September 30, 2014, occupancy was 83% and the property was operating below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Mauston, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local Housing and Urban Development office, the Wisconsin Housing Authority, and the Juneau County housing agencies. In spite of these efforts, average occupancy remains low. All real estate taxes, mortgage, and insurance payments are current. The operating general partner continues to fund deficits by accruing management fees and advancing cash, if necessary. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Brookview I & II Apartments.

Kaufman Fountainhead LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  The property, located 45 miles southeast of Dallas, Texas, receives USDA/RD rental assistance for 21 units. The property continued to operate below breakeven in 2013 due to high operating expenses and low occupancy that averaged 83% for the year. Management attributed the higher maintenance expense in 2013 to interior and exterior foundation repairs and unit turnover costs; capital expenditures for the year totaled $38,050.  Occupancy as of September 30, 2014, was 81% and averaging 85% for the year. Management is allowing new move-ins to pay their security deposits over a four month period.  The operating general partner believes occupancy will continue to improve without the use of move-in concessions. However, year-to-date operations remain below breakeven due to high expenses and insufficient rental income generated. The operating general partner continues to fund deficits by accruing management fees and with cash advances as needed.  Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2021.

Union Square Housing Partnership (Union Square Apartments) is a 32-unit family property in Junction City, LA. Through the third quarter of 2014 the property operated below breakeven due to high maintenance expenses. Maintenance expenses in the third quarter consisted of property wide dryer vent and air handler coil cleanout, concrete work, and water heater installation. Also, the insurance carrier for the property required that the playground equipment be relocated, anchored in concrete, and twelve inches of sand be poured as a safety surface. These expenses were partially reimbursed from the replacement reserve. Average occupancy remained strong at 99% through the third quarter of 2014. Management continued to market the property by distributing fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows insufficient cash available to cover the accounts payable; however, the majority of payables are due to affiliated entities. The operating general partner has stated that deficits would be funded by deferring the management fee due to the affiliated management company and, if necessary, by advancing funds. All mortgage, tax, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Union Square Housing Partnership.

Cameron Fountainhead L.P. (Bahia Palms Apartments) is a 64-unit family property located in Laguna Vista, TX. The property operated below breakeven in 2013 due to insufficient rental rates and high operating expenses. After a property inspection, management found deferred maintenance issues throughout the site. The on-site staff was replaced and contractors were used to make immediate repairs, thus increasing maintenance expenses for the year. The property has, historically, maintained high occupancy, averaging 98% in 2013 and remaining strong in 2014 averaging 98% year-to-date. Effective January 1, 2014 a rent increase took effect which allowed higher rental revenue. Furthermore, through a reduction in operating expenses, specifically maintenance, year-to-date operations have been above breakeven. To ensure the property's ability to generate cash, the investment general partner will continue to monitor operations. All mortgage, insurance and taxes payments are current. The low income housing tax credit compliance period expires on December 31, 2020.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 14, 2014		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 14, 2014	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.