Form 10-Q
period 2014-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2015-02-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$17,333,117	$18,402,830

OTHER ASSETS

Cash and cash equivalents	739,473	863,291
Acquisition costs, net	1,305,705	1,740,938
Other assets	136,411	106,411
	$19,514,706	$21,113,470

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	5,499,324	4,770,953
Capital contributions payable	101	101
	5,500,268	4,771,897

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	14,240,604	16,561,921
General Partner	(226,166)	(220,348)
	14,014,438	16,341,573
	$19,514,706	$21,113,470

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2014	March 31, 2014
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 3,549,371	$ 3,725,496

OTHER ASSETS
Cash and cash equivalents	132,996	98,908
Acquisition costs, net	578,290	771,054
Other assets	-	-
	$ 4,260,657	$ 4,595,458

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	2,523,035	2,231,777
Capital contributions payable	-	-
	2,523,420	2,232,162

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	1,809,602	2,434,096
General Partner	(72,365)	(70,800)
	1,737,237	2,363,296
	$ 4,260,657	$ 4,595,458

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2014	March 31, 2014
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,981,724	$ 3,069,704

OTHER ASSETS
Cash and cash equivalents	200,184	189,928
Acquisition costs, net	312,650	416,864
Other assets	-	-
	$ 3,494,558	$ 3,676,496

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,485,825	1,307,040
Capital contributions payable	-	-
	1,485,940	1,307,155

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	2,054,358	2,414,179
General Partner	(45,740)	(44,838)
	2,008,618	2,369,341
	$ 3,494,558	$ 3,676,496

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2014	March 31, 2014
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,802,022	$11,607,630

OTHER ASSETS
Cash and cash equivalents	406,293	574,455
Acquisition costs, net	414,765	553,020
Other assets	136,411	106,411
	$11,759,491	$12,841,516

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	1,490,464	1,232,136
Capital contributions payable	101	101
	1,490,908	1,232,580

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	10,376,644	11,713,646
General Partner	(108,061)	(104,710)
	10,268,583	11,608,936
	$11,759,491	$12,841,516

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$ 499	$ 506
Other income	-	-
	499	506

Share of loss from Operating Partnerships(Note D)	(252,772)	(350,882)

Expenses
Professional fees	6,238	14,361
Fund management fee, net (Note C)	279,970	260,072
Amortization	145,077	171,649
General and administrative expenses	16,564	27,440
	447,849	473,522

NET LOSS	$ (700,122)	$ (823,898)

Net loss allocated to assignees	$ (698,372)	$ (821,838)

Net loss allocated to general partner	$ (1,750)	$ (2,060)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2014	2013

Income
Interest income	$ 64	$ 18
Other income	-	-
	64	18

Share of loss from Operating Partnerships(Note D)	(5,360)	(27,152)

Expenses
Professional fees	2,238	10,477
Fund management fee, net (Note C)	92,820	90,586
Amortization	64,254	83,414
General and administrative expenses	5,088	7,850
	164,400	192,327

NET LOSS	$ (169,696)	$ (219,461)

Net loss allocated to assignees	$ (169,272)	$ (218,912)

Net loss allocated to general partner	$ (424)	$ (549)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2014	2013

Income
Interest income	$ 97	$ 43
Other income	-	-
	97	43

Share of loss from Operating Partnerships(Note D)	(9,800)	(9,246)

Expenses
Professional fees	2,000	1,941
Fund management fee, net (Note C)	59,595	53,095
Amortization	34,738	34,738
General and administrative expenses	3,996	6,228
	100,329	96,002

NET LOSS	$ (110,032)	$ (105,205)

Net loss allocated to assignees	$ (109,757)	$ (104,942)

Net loss allocated to general partner	$ (275)	$ (263)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2014	2013

Income
Interest income	$ 338	$ 445
Other income	-	-
	338	445

Share of loss from Operating Partnerships(Note D)	(237,612)	(314,484)

Expenses
Professional fees	2,000	1,943
Fund management fee, net (Note C)	127,555	116,391
Amortization	46,085	53,497
General and administrative expenses	7,480	13,362
	183,120	185,193

NET LOSS	$ (420,394)	$ (499,232)

Net loss allocated to assignees	$ (419,343)	$ (497,984)

Net loss allocated to general partner	$ (1,051)	$ (1,248)

Net loss per BAC	$ (.07)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$ 1,550	$ 1,580
Other income	3,304	-
	4,854	1,580

Share of loss from Operating Partnerships(Note D)	(978,932)	(1,049,771)

Expenses
Professional fees	94,347	118,125
Fund management fee, net (Note C)	784,030	787,968
Amortization	435,233	514,947
General and administrative expenses	39,447	55,322
	1,353,057	1,476,362

NET LOSS	$(2,327,135)	$(2,524,553)

Net loss allocated to assignees	$(2,321,317)	$(2,518,241)

Net loss allocated to general partner	$ (5,818)	$ (6,312)

Net loss per BAC	$ (.20)	$ (.21)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2014	2013

Income
Interest income	$ 138	$ 66
Other income	-	-
	138	66

Share of loss from Operating Partnerships(Note D)	(130,554)	(88,359)

Expenses
Professional fees	33,129	61,045
Fund management fee, net (Note C)	257,457	270,916
Amortization	192,764	250,242
General and administrative expenses	12,293	16,955
	495,643	599,158

NET LOSS	$ (626,059)	$ (687,451)

Net loss allocated to assignees	$ (624,494)	$ (685,732)

Net loss allocated to general partner	$ (1,565)	$ (1,719)

Net loss per BAC	$ (.18)	$ (.20)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2014	2013

Income
Interest income	$ 215	$ 136
Other income	657	-
	872	136

Share of loss from Operating Partnerships(Note D)	(53,123)	(42,022)

Expenses
Professional fees	23,368	22,400
Fund management fee, net (Note C)	171,085	169,785
Amortization	104,214	104,214
General and administrative expenses	9,805	13,730
	308,472	310,129

NET LOSS	$ (360,723)	$ (352,015)

Net loss allocated to assignees	$ (359,821)	$ (351,135)

Net loss allocated to general partner	$ (902)	$ (880)

Net loss per BAC	$ (.16)	$ (.15)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2014	2013

Income
Interest income	$ 1,197	$ 1,378
Other income	2,647	-
	3,844	1,378

Share of loss from Operating Partnerships(Note D)	(795,255)	(919,390)

Expenses
Professional fees	37,850	34,680
Fund management fee, net (Note C)	355,488	347,267
Amortization	138,255	160,491
General and administrative expenses	17,349	24,637
	548,942	567,075

NET LOSS	$(1,340,353)	$(1,485,087)

Net loss allocated to assignees	$(1,337,002)	$(1,481,374)

Net loss allocated to general partner	$ (3,351)	$ (3,713)

Net loss per BAC	$ (.22)	$ (.25)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2014	$ 16,561,921	$(220,348)	$ 16,341,573

Net loss	(2,321,317)	(5,818)	(2,327,135)

Partners' capital (deficit), December 31, 2014	$ 14,240,604	$(226,166)	$ 14,014,438

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2014	$ 2,434,096	$ (70,800)	$ 2,363,296

Net loss	(624,494)	(1,565)	(626,059)

Partners' capital (deficit), December 31, 2014	$ 1,809,602	$ (72,365)	$ 1,737,237

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2014	$ 2,414,179	$ (44,838)	$ 2,369,341

Net loss	(359,821)	(902)	(360,723)

Partners' capital (deficit), December 31, 2014	$ 2,054,358	$ (45,740)	$ 2,008,618

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2014	$ 11,713,646	$(104,710)	$ 11,608,936

Net loss	(1,337,002)	(3,351)	(1,340,353)

Partners' capital (deficit), December 31, 2014	$ 10,376,644	$(108,061)	$ 10,268,583

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net loss	$(2,327,135)	$(2,524,553)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	435,233	514,947
Distributions from Operating Partnerships	90,781	12,910
Share of Loss from Operating Partnerships	978,932	1,049,771
Changes in assets and liabilities
Increase in other assets	(30,000)	-
Increase in accounts payable affiliates	728,371	653,371

Net cash (used in) provided by operating activities	(123,818)	(293,554)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,818)	(293,554)

Cash and cash equivalents, beginning	863,291	1,060,658

Cash and cash equivalents, ending	$ 739,473	$ 767,104

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 47

	2014	2013
Cash flows from operating activities:

Net loss	$ (626,059)	$ (687,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	192,764	250,242
Distributions from Operating Partnerships	45,571	2,202
Share of Loss from Operating Partnerships	130,554	88,359
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	291,258	291,258

Net cash (used in) provided by operating activities	34,088	(55,390)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,088	(55,390)

Cash and cash equivalents, beginning	98,908	116,970

Cash and cash equivalents, ending	$ 132,996	$ 61,580

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 48

	2014	2013
Cash flows from operating activities:

Net loss	$ (360,723)	$ (352,015)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	104,214	104,214
Distributions from Operating Partnerships	34,857	-
Share of Loss from Operating Partnerships	53,123	42,022
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	178,785	178,785

Net cash (used in) provided by operating activities	10,256	(26,994)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,256	(26,994)

Cash and cash equivalents, beginning	189,928	194,790

Cash and cash equivalents, ending	$ 200,184	$ 167,796

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 49

	2014	2013
Cash flows from operating activities:

Net loss	$(1,340,353)	$(1,485,087)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	138,255	160,491
Distributions from Operating Partnerships	10,353	10,708
Share of Loss from Operating Partnerships	795,255	919,390
Changes in assets and liabilities
Increase in other assets	(30,000)	-
Increase in accounts payable affiliates	258,328	183,328

Net cash (used in) provided by operating activities	(168,162)	(211,170)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,162)	(211,170)

Cash and cash equivalents, beginning	574,455	748,898

Cash and cash equivalents, ending	$ 406,293	$ 537,728

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2014
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2014, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2014:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2014 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended December 31, 2014 and 2013 are as follows:

	2014	2013
Series 47	$ 192,764	$1,829,852
Series 48	521,070	382,118
Series 49	138,255	160,491
	$ 852,089	$2,372,461

The annual amortization for deferred acquisition costs for the years ending December 31, 2015, 2016 and 2017 is estimated to be $580,313, $580,313, and $145,079, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2014 and 2013 are as follows:

	2014	2013
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended December 31, 2014 and 2013 are as follows:
	2014	2013
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2014 and 2013 are as follows:
	2014	2013
Series 47	$ -	$ -
Series 48	-	-
Series 49	125,000	200,000
Total	$125,000	$200,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2014 and 2013, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2014 and 2013 is as follows:
	2014	2013
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2014.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2014	2013
Revenues
Rental	$ 17,067,858	$ 16,670,966
Interest and other	557,602	599,963
	17,625,460	17,270,929

Expenses
Interest	2,511,442	2,593,131
Depreciation and amortization	4,998,269	5,725,282
Operating expenses	11,955,711	11,097,879
	19,465,422	19,416,292

NET LOSS	$(1,839,962)	$(2,145,363)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,821,562)	$(2,123,910)

Net loss allocated to other Partners	$ (18,400)	$ (21,453)

* Amounts include $842,630 and $1,074,139 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2014	2013
Revenues
Rental	$ 6,621,288	$ 6,456,508
Interest and other	155,333	198,951
	6,776,621	6,655,459

Expenses
Interest	925,773	949,392
Depreciation and amortization	1,627,657	1,867,099
Operating expenses	4,764,978	4,332,492
	7,318,408	7,148,983

NET LOSS	$ (541,787)	$ (493,524)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (536,369)	$ (488,589)

Net loss allocated to other Partners	$ (5,418)	$ (4,935)

* Amounts include $405,815 and $400,230 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2014	2013
Revenues
Rental	$ 3,675,183	$ 3,625,930
Interest and other	94,052	123,745
	3,769,235	3,749,675

Expenses
Interest	465,628	459,386
Depreciation and amortization	999,665	1,183,137
Operating expenses	2,559,660	2,309,588
	4,024,953	3,952,111

NET LOSS	$ (255,718)	$ (202,436)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (253,161)	$ (200,412)

Net loss allocated to other Partners	$ (2,557)	$ (2,024)

* Amounts include $200,038 and $158,390 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2014	2013
Revenues
Rental	$ 6,771,387	$ 6,588,528
Interest and other	308,217	277,267
	7,079,604	6,865,795

Expenses
Interest	1,120,041	1,184,353
Depreciation and amortization	2,370,947	2,675,046
Operating expenses	4,631,073	4,455,799
	8,122,061	8,315,198

NET LOSS	$(1,042,457)	$(1,449,403)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,032,032)	$(1,434,909)

Net loss allocated to other Partners	$ (10,425)	$ (14,494)

* Amounts include $236,777 and $515,519 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2014 were $284,457 and total fund management fees accrued as of December 31, 2014 were $5,499,324. During the quarter ended December 31, 2014, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2014.

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

During the quarter ended December 31, 2014, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2014. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2014, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2014 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 4,266	$ 92,820
Series 48	59,595	-	59,595
Series 49	127,776	221	127,555
	$284,457	$ 4,487	$279,970

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$291,258	$33,801	$257,457
Series 48	178,785	7,700	171,085
Series 49	383,328	27,840	355,488
	$853,371	$69,341	$784,030

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 47 reflects a net loss from Operating Partnerships of $(541,787) and $(493,524), respectively, which includes depreciation and amortization of $1,627,657 and $1,867,099, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Despite occupancy that fluctuates around 90%, the property consistently operates below breakeven due to low rental rates and high operating expenses. The property suffers from poor visibility and has almost no drive-by traffic, requiring a large amount of money to be spent on advertising. The property also has fewer amenities than the competition, which includes properties that have pools, washer/dryer connections and covered parking at the same rent levels as CP Continental. The site staff has increased its visits to nearby retailers and businesses to place fliers in an effort to increase traffic to the property. Occupancy was 97% as of December 31, 2014. Through the fourth quarter of 2014, the property is outperforming 2013 and the budget in terms of rental income due to continued improving occupancy. The operating expenses are higher than budgeted and 2013 levels due to several one-time expenses including the personal property tax and the annual software licensing fee as well as a large increase in the property insurance premium. The property is operating below breakeven in 2014. The property's mortgage, real estate taxes, and insurance are all current. After rental achievement, the operating general partner is obligated to promptly advance funds to eliminate any operating deficit. The operating general partner is not obligated to have subordinate loans outstanding at any time in excess of $542,490. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The low income tax credit compliance period expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy averaged 90% during 2014, a slight decline from the prior year's 94% average. The property's poor financial health has made it difficult for management to turn units in a timely fashion which contributed to the higher vacancy level in 2014 compared to recent past years. Compounding the issue, the property manager was relieved of his duties in October 2014 for unsatisfactory performance issues. Management has yet to find a full time replacement and is sharing personnel from other properties in the area managed by the same management company. Additionally, rent collections have been deficient during the fourth quarter due to the unsettled property manager situation. The property continued to operate below breakeven through the fourth quarter of 2014. Property operations in 2014 were hampered by the aforementioned vacancy resulting in reduced net rental revenue and elevated bad debt expense. The investment general partner performed a site inspection in March 2014 and the property received a physical and management score of "Excellent". Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase as well.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date these efforts have been unsuccessful. While the investment general partner intends on continuing to work with the operating general partner and lender to improve operations, as of December 31, 2014 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current as of December 31, 2014. If the property were to be foreclosed in 2015, the estimated credit loss would be $63,131 and the tax credit recapture cost plus interest penalties would be $938,751; these amounts are equivalent to a credit loss of $18 per 1,000 BACs and a recapture plus interest penalties of $270 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The property consistently operates above breakeven and maintains high occupancy. Occupancy continues to be high and was 94% as of December 31, 2014. In May 2012, the investment general partner learned that one of the two operating general partners had been charging its own overhead and other unrelated expenses to the property. The investment general partner sent a demand notice to this operating general partner to return all misappropriated funds to the property accounts at that time. The investment general partner has engaged counsel who worked with this operating general partner's attorney to resolve this matter. The investment general partner had reached an agreement with the operating general partner to exit the Operating Partnership. This operating general partner is no longer willing to sign the settlement agreement. A formal removal notice was sent to the co-operating general partner in May 2014. The remaining operating general partner will file an Amendment Certificate of Limited Partnership in Louisiana. The low income housing tax credit compliance period expires on December 31, 2019.

Park Plaza Village Limited Partnership (Park Plaza Village Apartments) is a 14-unit family property located in Temple, OK. In the fourth quarter of 2014 the property had low occupancy and below breakeven operations. As of December 31, 2014, occupancy was 79%. All real estate taxes, mortgage, and insurance payments are current through December 31, 2014. The operating general partner funds deficits by accruing payables and by foregoing full funding of the replacement reserve account. There is a healthy replacement reserve balance at December 31, 2014 with approximately $3,800 per unit available. However, management has forecasted and budgeted capital needs for the next three years that would significantly deplete the reserve account prior to the end of compliance. On December 31, 2018, the 15-year low income housing tax credit compliance period will expire with respect to Park Plaza Village Apartments.

Series 48

As of December 31, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 48 reflects a net loss from Operating Partnerships of $(255,718) and $(202,436), respectively, which includes depreciation and amortization of $999,665 and $1,183,137, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Occupancy averaged 90% during 2014, a slight decline from the prior year's 94% average. The property's poor financial health has made it difficult for management to turn units in a timely fashion which contributed to the higher vacancy level in 2014 compared to recent past years. Compounding the issue, the property manager was relieved of his duties in October 2014 for unsatisfactory performance issues. Management has yet to find a full time replacement and is sharing personnel from other properties in the area managed by same management company. Additionally, rent collections have been deficient during the fourth quarter due to the unsettled property manager situation. The property continued to operate below breakeven through the fourth quarter of 2014. Property operations in 2014 were hampered by the aforementioned vacancy resulting in reduced net rental revenue and elevated bad debt expense. The investment general partner performed a site inspection in March 2014 and the property received a physical and management score of "Excellent". Debt service remains burdensome due to insufficient top line revenue growth the last several years. According to management, higher water and sewer rates have caused utility costs to increase as well.

The operating general partner has attempted to restructure the debt in order to improve cash flow; to date these efforts have been unsuccessful. While the investment general partner intends on continuing to work with the operating general partner and lender to improve operations, as of December 31, 2014 the lender continues to show no interest in negotiating and documenting a loan modification. The mortgage, insurance and real estate taxes are current as of December 31, 2014. If the property were to be foreclosed in 2015, the estimated credit loss would be $63,131 and the tax credit recapture cost plus interest penalties of $938,751; these amounts are equivalent to a credit loss of $27 per 1,000 BACs and a recapture plus interest penalties cost of $408 per 1,000 BACs.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Wyndam Place operated below breakeven in 2014 largely due to prevailing low occupancy levels. The deficit was largely subsidized by the withdrawal of replacement reserves, referenced below. Occupancy started to decline in the second half of 2013, when eight residents passed away and several others were forced to relocate into nursing homes. Additionally a recently remodeled, neighboring senior property came to market shortly thereafter offering more attractive amenities, lower rents and a more desirable location. Occupancy fluctuated throughout 2014, largely due to deaths and residents relocating to assisted living facilities, with a low of 69% reported in January 2014, and highs of 88% reported in June and November 2014. As of December 31, 2014, occupancy was 81%, yielding an 82% average for 2014. Management continued to market Wyndam Place through senior fairs, open houses and various newspaper and magazine advertisements. Management is now offering one month's free rent to attract new residents. Management plans to initiate a $20 per unit rent increase in 2015, as residents renew leases. Based on 80% average occupancy, the rent increase is projected to increase annual rent revenue by approximately $8,000.

The property was awarded a real estate tax abatement in 2014, which is expected to reduce the property's annual tax liability by approximately $16,000 starting in December 2014. Through December 31, 2014, all real estate taxes, mortgage and insurance payments are current. The operating general partner remains under their operating guarantee until the property reports above breakeven operations for twelve consecutive months. As of December 31, 2014, the Operating Partnership has approximately $17,000 remaining in the operating reserve and approximately $53,000 in the replacement reserve. In 2014, $20,000 of the Replacement Reserve funds were utilized to reimburse expensed maintenance improvements associated with the cost of replacing heat pumps and carpeting. On December 31, 2020, the 15-year low income housing tax credit compliance period will expire with respect to Wyndam Place Senior Residences.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family development located in Hammond, LA.  Occupancy was 92% as of December 31, 2014. In the first quarter of 2014, the investment general partner was notified that the Operating Partnership had been named in a civil action dated February 28, 2014 brought against the former management company as well as former members of the operating general partner entity.  This Operating Partnership is one of 22 Operating Partnerships named in a civil action that claims fraudulent actions were committed by the former management company.  The former members of the operating general partner have indemnified both the Operating Partnership and current members of the operating general partner for any litigation arising from the period they oversaw the property. The former members are covering the legal costs associated with the lawsuit. The litigation is currently in the discovery phase and trial has been set for July 27, 2015. The investment general partner's counsel will continue to monitor the case to ascertain the impact on the Operating Partnership. The property's mortgage, real estate taxes, and insurance are all current.  The low income tax credit compliance period expires on December 31, 2019.

Series 49

As of December 31, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 49 reflects a net loss from Operating Partnerships of $(1,042,457) and $(1,449,403), respectively, which includes depreciation and amortization of $2,370,947 and $2,675,046, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The average occupancy from 2010-2013 was 96%; however, in the second half of 2013 the property experienced a modest increase in vacancies due to a rent increase, perceived reduction in federal benefits for seniors (by tenants), and intentional tenant relocations by management due to the declining health of certain tenants and their inability to live independently. Management worked with the families of some of the tenants by identifying those residents who appeared to need more of an "assisted living" housing arrangement. By the end of the third quarter of 2014, the property had recovered from the aforementioned proactive tenant relocations and reported an average physical occupancy of 98% during the fourth quarter of 2014. In the third quarter of 2013, management implemented a more targeted approach to tenant retention by seeking the involvement of current residents through suggestions and tenant referrals. A referral program for existing tenants was implemented in which $100 is paid to existing Rosewood resident whose referral(s) lead to a signed lease with a new tenant. Management viewed the mid-2013 decline in occupancy as an opportunity to sign younger and healthier tenants which should reduce the risk of losing occupancy for health related reasons for the next several years. Note that the average age of new tenants in 2013 was 60, well below the property's average tenant age of 77. In addition, management completed several capital improvement projects such as: new carpeting in the lobby and elevators, upgraded aviary, sealing the parking lot, and adding more flowers to the landscaping. These improvements earned positive feedback from tenants, which was an encouraging sign for tenant retention efforts.

Operations at Rosewood Place were above breakeven through December 2014 due to improved economic occupancy and reduced administrative expenses. The Operating Partnership was able to stay current on its first mortgage debt during the time period 2007-2010 because no real estate tax payments were made for tax years 2006 through 2010. All outstanding taxes were paid including interest and penalties on January 7, 2011. At December 31, 2010, an estimated $605,700 in real estate taxes and interest penalties were owed by Rosewood Place, LLC, including the first and second half 2010 real estate taxes. As previously noted, the full tax amount owed was paid on January 7, 2011 from capital raised as part of the loan amendment described below that closed into escrow on December 21, 2010 and was released from escrow on January 6, 2011 when all conditions for closing the amendment were satisfied.

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

In June 2010, the operating general partner refocused its efforts on negotiating a loan modification with the existing mortgage lender. By late July 2010, the operating general partner, the investment general partner and the lender had agreed in principle on a restructuring plan. In August 2010 the contractor also agreed, in concept, to the proposed loan modification. The modification documents were executed and the transaction closed into escrow on December 21, 2010. They were released from escrow on January 6, 2011 when all closing conditions were satisfied. The operating general partner contributed $148,000 towards the loan modification and a new investor contributed $600,000. The new investor was assigned a 45% interest in Rosewood Place, LLC in exchange for its $600,000 capital contribution. The new investor entity is related to the investment general partner. As a result of this transaction, approximately $249,000 per year of federal tax credits, equivalent to approximately $42 per 1,000 BACs, were allocated to the new investor. Note that effective January 1, 2015 the new investor transferred its 45% interest in Rosewood Place, LLC back to the original investment limited partner for $1. The impact from the new investor having provided new capital to finance the loan modification in January 2011 was a reduction in tax credits for the original investors of approximately $997,000 (equivalent to $167 per 1,000 BACs). If the new investor had not contributed to the loan modification and foreclosure occurred in 2010, the investment general partner estimates that there would have been recapture costs and interest penalties relating to credits previously claimed of $613,304, as well as an estimated loss of credits for the tax years 2010-2017 of $3,854,295. This would have represented recapture of $102 and credit loss totaling $642, respectively, per 1,000 BACs.

This property is part of a portfolio that includes several properties that experienced operational difficulties in 2008 and 2009. During those years the operating general partner's financial condition also deteriorated, preventing his ability to recapitalize any of these properties. Although the operating general partner's financial condition did not improve during 2010 - 2013, operations throughout his portfolio did stabilize. During 2010, the investment general partner actively worked with the operating general partner and lender to restructure the mortgage debt as discussed above. Since the loan amendment for Rosewood Place, LLC closed in January 2011, real estate taxes, insurance escrows and obligatory bond payments have been paid currently and remained current as of December 31, 2014. In addition, payments to the contractor under the aforementioned five-year payment plan were current through December 31, 2014. The outstanding balance owed to the contractor is $62,485 as of December 31, 2014.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor) is a 38-unit property located in Kewaunee, WI. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Current marketing includes advertising on Rent.com and Craigslist, advertising in the Local Free Shopper which covers three cities/towns, posting fliers in the local community, and frequent contacts with local housing agencies, as well as For Rent signs located on the property. Despite management's marketing efforts the property was 89% occupied as of December 31, 2014. In addition, operating expenses have increased and the property operated below breakeven through the fourth quarter of 2014. The operating general partner continues to fund deficits by accruing management fees and advancing cash, if necessary. All real estate taxes, mortgage, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Rural Housing Partners of Kewaunee L.P.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. As of December 31, 2014, occupancy was 77% and the property was operating below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Mauston, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local Housing and Urban Development office, the Wisconsin Housing Authority, and the Juneau County housing agencies. In spite of these efforts, average occupancy remains low. All real estate taxes, mortgage, and insurance payments are current. The operating general partner continues to fund deficits by accruing management fees and advancing cash, if necessary. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Brookview I & II Apartments.

Kaufman Fountainhead LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  The property, located 45 miles southeast of Dallas, Texas, receives USDA/RD rental assistance for 21 units. The property continued to operate below breakeven in 2013 due to high operating expenses and low occupancy that averaged 83% for the year. Management attributed the higher maintenance expense to foundation repairs and unit turnover costs and capital expenditures for the year totaled $38,050.  In 2014 occupancy averaged 84% for the year.  The operating general partner believes occupancy will continue to improve without the use of move-in concessions. However, year-to-date operations remain below breakeven due to high expenses and insufficient rental income generated. As the local economy remains soft, current and potential tenants are moving closer to Dallas to pursue job opportunities. The operating general partner continues to fund deficits by accruing management fees and with cash advances as needed.  Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2021.

Union Square Housing Partnership (Union Square Apartments) is a 32-unit family property in Junction City, LA. Through the fourth quarter of 2014 the property continued to operate below breakeven due to high maintenance expenses. The high maintenance costs have been driven by property wide dryer vent and air handler coil cleanout, concrete work, and water heater installation. Also, the insurance carrier for the property required that the playground equipment be relocated, anchored in concrete, and twelve inches of sand be poured as a safety surface. These expenses were only partially reimbursed from the replacement reserve. Average occupancy remained strong at 100% through the fourth quarter of 2014. Management continued to market the property by distributing fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows insufficient cash available to cover the accounts payable; however, the majority of payables are due to affiliated entities. The operating general partner has stated that deficits would be funded by deferring the management fee due to the affiliated management company and, if necessary, by advancing funds. All mortgage, tax, and insurance payments are current. On December 31, 2019, the 15-year low income housing tax credit compliance period will expire with respect to Union Square Housing Partnership.

Cameron Fountainhead L.P. (Bahia Palms Apartments) is a 64-unit family property located in Laguna Vista, TX. The property operated below breakeven in 2013 due to insufficient rental rates and high operating expenses. After a property inspection, management found deferred maintenance issues throughout the site. The on-site staff was replaced and contractors were used to make immediate repairs, thus increasing maintenance expenses for the year. The property has, historically, maintained high occupancy, averaging 98% in 2013 and 2014. Effective January 1, 2014 a rent increase took effect which allowed higher rental revenue. Furthermore, through a reduction in operating expenses, specifically maintenance, year-to-date operations have been consistently above breakeven. All mortgage, insurance and taxes payments are current. The low income housing tax credit compliance period expires on December 31, 2020. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Cameron Fountainhead L.P. subsequent to December 31, 2014.

Linden - Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have declined in 2014 compared to previous years as occupancy trended down to an 80% average in the fourth quarter, ending December 31, 2014, at 82%. In concert, tenant receivables and bad debt write-offs were higher through 2014 compared to historical averages as many residents were delinquent with monthly rent remittances and several have moved out without making payment arrangements with management. Despite the downward trend, the Operating Partnership reported above breakeven operations through the fourth quarter of 2014, largely due to a portion of the maintenance expenses being reimbursed through replacement reserve withdrawals. Management is offering $200 off the first month's rent in order to increase applicant traffic, and has strengthened co-signor requirements for high risk applicants in order to reduce future tenant receivables and bad debt. The Operating Partnership has a pending insurance claim for addressing roof damages caused by a storm that rolled through the property on September 1, 2014. All mortgage, insurance and tax payments were current through December 31, 2014. The operating deficit guarantee expired on March 31, 2010. The low income housing tax credit compliance period expires for Linden - Bartlesville, L.P. on December 31, 2020.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. The property is located in an economically depressed rural area approximately 35 miles north of Waco, Texas. According to management, the tenant base is composed of employees of a large outlet mall located two blocks from the property. In an effort to increase applicant traffic and occupancy, management has increased community outreach efforts to include local churches, social agencies, and the housing authority. However, average occupancy decreased from 86% in 2013 to 82% year end 2014. As the employment opportunities in the City of Hillsboro continue to be scarce, people are moving closer to metropolitan areas. Thus, reduced income and higher costs due to continuous unit turnovers, is affecting the property's ability to generate cash flow and operate above breakeven. The operating general partner continues to fund deficits through advances and by accruing management fees. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 13, 2015		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2015	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 13, 2015	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.