Form 10-Q
period 2015-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2015-08-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-10
Condensed Statements of Changes in Partners' Capital (Deficit)	11-12
Condensed Statements of Cash Flows	13-16
Notes to Condensed Financial Statements	17-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures	34

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,816,825	$ 9,150,371

OTHER ASSETS

Cash and cash equivalents	895,220	854,750
Acquisition costs, net	472,774	540,313
Other assets	106,411	106,411
	$10,291,230	$10,651,845

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	6,068,238	5,783,781
Capital contributions payable	101	101
	6,069,182	5,784,725

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	4,472,695	5,116,155
General Partner	(250,647)	(249,035)
	4,222,048	4,867,120
	$10,291,230	$10,651,845

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,203,455	$ 1,225,363

OTHER ASSETS
Cash and cash equivalents	232,200	218,870
Acquisition costs, net	83,722	95,682
Other assets	-	-
	$ 1,519,377	$ 1,539,915

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	2,717,207	2,620,121
Capital contributions payable	-	-
	2,717,592	2,620,506

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	(1,118,511)	(1,001,181)
General Partner	(79,704)	(79,410)
	(1,198,215)	(1,080,591)
	$ 1,519,377	$ 1,539,915

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,237,298	$ 1,272,550

OTHER ASSETS
Cash and cash equivalents	233,554	222,229
Acquisition costs, net	96,116	109,847
Other assets	-	-
	$ 1,566,968	$ 1,604,626

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,605,015	1,545,420
Capital contributions payable	-	-
	1,605,130	1,545,535

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	12,695	109,705
General Partner	(50,857)	(50,614)
	(38,162)	59,091
	$ 1,566,968	$ 1,604,626

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,376,072	$ 6,652,458

OTHER ASSETS
Cash and cash equivalents	429,466	413,651
Acquisition costs, net	292,936	334,784
Other assets	106,411	106,411
	$ 7,204,885	$ 7,507,304

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	1,746,016	1,618,240
Capital contributions payable	101	101
	1,746,460	1,618,684

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	5,578,511	6,007,631
General Partner	(120,086)	(119,011)
	5,458,425	5,888,620
	$ 7,204,885	$ 7,507,304

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 26,791	$ 526
Other income	738	3,304
	27,529	3,830

Share of loss from Operating Partnerships(Note D)	(306,046)	(309,706)

Expenses
Professional fees	17,434	14,130
Fund management fee, net (Note C)	272,143	245,221
Amortization	67,539	145,078
General and administrative expenses	9,439	9,469
	366,555	413,898

NET LOSS	$ (645,072)	$ (719,774)

Net loss allocated to assignees	$ (643,460)	$ (717,974)

Net loss allocated to general partner	$ (1,612)	$ (1,800)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2015	2014

Income
Interest income	$ 80	$ 29
Other income	738	-
	818	29

Share of loss from Operating Partnerships(Note D)	(8,158)	(42,531)

Expenses
Professional fees	4,895	4,445
Fund management fee, net (Note C)	90,399	69,250
Amortization	11,960	64,255
General and administrative expenses	3,030	3,077
	110,284	141,027

NET LOSS	$ (117,624)	$ (183,529)

Net loss allocated to assignees	$ (117,330)	$ (183,070)

Net loss allocated to general partner	$ (294)	$ (459)

Net loss per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2015	2014

Income
Interest income	$ 105	$ 48
Other income	-	657
	105	705

Share of loss from Operating Partnerships(Note D)	(21,502)	(32,512)

Expenses
Professional fees	4,235	3,820
Fund management fee, net (Note C)	55,195	53,695
Amortization	13,731	34,738
General and administrative expenses	2,695	2,563
	75,856	94,816

NET LOSS	$ (97,253)	$ (126,623)

Net loss allocated to assignees	$ (97,010)	$ (126,306)

Net loss allocated to general partner	$ (243)	$ (317)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2015	2014

Income
Interest income	$ 26,606	$ 449
Other income	-	2,647
	26,606	3,096

Share of loss from Operating Partnerships(Note D)	(276,386)	(234,663)

Expenses
Professional fees	8,304	5,865
Fund management fee, net (Note C)	126,549	122,276
Amortization	41,848	46,085
General and administrative expenses	3,714	3,829
	180,415	178,055

NET LOSS	$ (430,195)	$ (409,622)

Net loss allocated to assignees	$ (429,120)	$ (408,598)

Net loss allocated to general partner	$ (1,075)	$ (1,024)

Net loss per BAC	$ (.07)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2015	$ 5,116,155	$(249,035)	$ 4,867,120

Net loss	(643,460)	(1,612)	(645,072)

Partners' capital (deficit), June 30, 2015	$ 4,472,695	$(250,647)	$ 4,222,048

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2015	$(1,001,181)	$ (79,410)	$(1,080,591)

Net loss	(117,330)	(294)	(117,624)

Partners' capital (deficit), June 30, 2015	$(1,118,511)	$ (79,704)	$(1,198,215)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2015	$ 109,705	$ (50,614)	$ 59,091

Net loss	(97,010)	(243)	(97,253)

Partners' capital (deficit), June 30, 2015	$ 12,695	$ (50,857)	$ (38,162)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2015	$ 6,007,631	$(119,011)	$ 5,888,620

Net loss	(429,120)	(1,075)	(430,195)

Partners' capital (deficit), June 30, 2015	$ 5,578,511	$(120,086)	$ 5,458,425

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net loss	$ (645,072)	$ (719,774)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	67,539	145,078
Distributions from Operating Partnerships	27,500	41,544
Share of Loss from Operating Partnerships	306,046	309,706
Changes in assets and liabilities
Increase in other assets	-	(30,000)
Increase in accounts payable affiliates	284,457	284,457

Net cash (used in) provided by operating activities	40,470	31,011

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,470	31,011

Cash and cash equivalents, beginning	854,750	863,291

Cash and cash equivalents, ending	$ 895,220	$ 894,302

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 47

	2015	2014
Cash flows from operating activities:

Net loss	$ (117,624)	$ (183,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	11,960	64,255
Distributions from Operating Partnerships	13,750	20,896
Share of Loss from Operating Partnerships	8,158	42,531
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	97,086	97,086

Net cash (used in) provided by operating activities	13,330	41,239

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,330	41,239

Cash and cash equivalents, beginning	218,870	98,908

Cash and cash equivalents, ending	$ 232,200	$ 140,147

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 48

	2015	2014
Cash flows from operating activities:

Net loss	$ (97,253)	$ (126,623)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	13,731	34,738
Distributions from Operating Partnerships	13,750	20,648
Share of Loss from Operating Partnerships	21,502	32,512
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	59,595	59,595

Net cash (used in) provided by operating activities	11,325	20,870

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,325	20,870

Cash and cash equivalents, beginning	222,229	189,928

Cash and cash equivalents, ending	$ 233,554	$ 210,798

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 49

	2015	2014
Cash flows from operating activities:

Net loss	$ (430,195)	$ (409,622)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	41,848	46,085
Distributions from Operating Partnerships	-	-
Share of Loss from Operating Partnerships	276,386	234,663
Changes in assets and liabilities
Increase in other assets	-	(30,000)
Increase in accounts payable affiliates	127,776	127,776

Net cash (used in) provided by operating activities	15,815	(31,098)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,815	(31,098)

Cash and cash equivalents, beginning	413,651	574,455

Cash and cash equivalents, ending	$ 429,466	$ 543,357

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2015
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2015, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2015:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2015 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. Impairment losses have been recognized for the year ended March 31, 2015 of $418,353 for Series 47, $168,065 for Series 48 and $33,896 for Series 49. Impairment losses have been recognized for the year ended March 31, 2014 of $229,911 for Series 47 and $88,947 for Series 49. As of March 31, 2015, the lives of the remaining acquisition costs were reassessed and determined to be 2 years for all Series.

Accumulated amortization of acquisition costs by Series for the quarters ended June 30, 2015 and 2014 are as follows:

	2015	2014
Series 47	$ 11,960	$ 64,255
Series 48	13,731	451,594
Series 49	41,848	46,085
	$ 67,539	$ 561,934

The annual amortization for deferred acquisition costs for the years ending June 30, 2016 and 2017 are estimated to be $270,156 and $202,618, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2015 and 2014 are as follows:

	2015	2014
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended June 30, 2015 and 2014 are as follows:
	2015	2014
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2015 and 2014, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2015 and 2014 is as follows:
	2015	2014
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2015.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2015	2014
Revenues
Rental	$ 5,756,323	$ 5,607,063
Interest and other	175,956	164,524
	5,932,279	5,771,587

Expenses
Interest	851,096	822,844
Depreciation and amortization	1,605,412	1,603,937
Operating expenses	4,157,972	3,941,161
	6,614,480	6,367,942

NET LOSS	$ (682,201)	$ (596,355)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (675,378)	$ (590,392)

Net loss allocated to other Partners	$ (6,823)	$ (5,963)

* Amounts include $369,332 and $280,686 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2015	2014
Revenues
Rental	$ 2,238,211	$ 2,212,937
Interest and other	43,950	45,795
	2,282,161	2,258,732

Expenses
Interest	332,755	299,700
Depreciation and amortization	542,082	545,233
Operating expenses	1,627,078	1,571,224
	2,501,915	2,416,157

NET LOSS	$ (219,754)	$ (157,425)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (217,557)	$ (155,851)

Net loss allocated to other Partners	$ (2,197)	$ (1,574)

* Amounts include $209,399 and $113,320 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2015	2014
Revenues
Rental	$ 1,245,130	$ 1,214,392
Interest and other	29,143	31,225
	1,274,273	1,245,617

Expenses
Interest	149,284	148,923
Depreciation and amortization	328,981	341,958
Operating expenses	886,783	841,760
	1,365,048	1,332,641

NET LOSS	$ (90,775)	$ (87,024)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (89,866)	$ (86,154)

Net loss allocated to other Partners	$ (909)	$ (870)

* Amounts include $68,364 and $53,642 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2015	2014
Revenues
Rental	$ 2,272,982	$ 2,179,734
Interest and other	102,863	87,504
	2,375,845	2,267,238

Expenses
Interest	369,057	374,221
Depreciation and amortization	734,349	716,746
Operating expenses	1,644,111	1,528,177
	2,747,517	2,619,144

NET LOSS	$ (371,672)	$ (351,906)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (367,955)	$ (348,387)

Net loss allocated to other Partners	$ (3,717)	$ (3,519)

* Amounts include $91,569 and $113,724 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2015 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2015 were $284,457 and total fund management fees accrued as of June 30, 2015 were $6,068,238. During the quarter ended June 30, 2015, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2015.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended June 30, 2015, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended June 30, 2015, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2015, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2015. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2015, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and three months ended June 30, 2015 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 6,687	$ 90,399
Series 48	59,595	4,400	55,195
Series 49	127,776	1,227	126,549
	$284,457	$12,314	$272,143

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 15 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 47 reflects a net loss from Operating Partnerships of $(219,754) and $(157,425), respectively, which includes depreciation and amortization of $542,082 and $545,233, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Due to low rental rates and high operating expenses, the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee is unlimited in time and up to $542,490. The 15-year low income tax credit compliance period with respect to CP Continental expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operates below breakeven. The investment general partner continues to work with the operating general partner and the management company to improve operations. Whether the operating general partner's operating deficit guarantee has expired is in dispute by the operating general partner and the investment general partner. Nevertheless, operating deficits have been partially financed by advances from the operating general partner in the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. If the operating general partner stops funding deficits in 2015 causing a mortgage default and subsequent foreclosure, the estimated credit loss for 2015 would be $63,131 and the tax credit recapture cost plus interest penalties would be $938,751; these amounts are equivalent to a credit loss of $18 per 1,000 BACs and a recapture plus interest penalties of $270 per 1,000 BACs.

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The investment general partner removed one of the operating general partners in 2014 after the operating general partner misappropriated partnership funds. The operating general partner's operating deficit guarantee expired on December 31, 2009. The 15-year low income housing tax credit compliance period with respect to Pecan Acres, L.P. expires on December 31, 2019.

Park Plaza Village Limited Partnership (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses in 2014, the property operated below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village, LP expires on December 31, 2018.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. Due to low occupancy, insufficient rental income and high operating expenses, the property continues to operate below breakeven. The investment general partner will continue to work closely with the operating general partner and the affiliated management company to improve operations. The operating general partner's operating deficit guarantee has expired; however, operating general partner continues to fund deficits through advances and by accruing management fees. The 15-year low income housing tax credit compliance period with respect to Hillsboro Fountainhead, L.P., expires on December 31, 2019.

Series 48

As of June 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 11 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 48 reflects a net loss from Operating Partnerships of $(90,775) and $(87,024), respectively, which includes depreciation and amortization of $328,981 and $341,958, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operates below breakeven. The investment general partner continues to work with the operating general partner and the management company to improve operations. Whether the operating general partner's operating deficit guarantee has expired is in dispute by the operating general partner and the investment general partner. Nevertheless, operating deficits have been partially financed by advances from the operating general partner in the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. If the operating general partner stops funding deficits in 2015 causing a mortgage default and subsequent foreclosure, the estimated credit loss for 2015 would be $63,131 and the tax credit recapture cost plus interest penalties would be $938,751; these amounts are equivalent to a credit loss of $27 per 1,000 BACs and a recapture plus interest penalties of $408 per 1,000 BACs.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner remains under the operating deficit guarantee until the property can demonstrate 12 consecutive months of above breakeven operations. The 15-year low income housing tax credit compliance period with respect to Wyndam Place Senior Residences expires on December 31, 2020.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family development located in Hammond, LA.  In the first quarter of 2014, the investment general partner was notified that the Operating Partnership had been named in a civil action dated February 28, 2014, brought against the former management company as well as former members of the operating general partner entity.  The investment general partner's counsel will continue to monitor the case to ascertain the impact on the Operating Partnership. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to CTP Limited Partnership period expires on December 31, 2019.

Series 49

As of June 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 49 reflects a net loss from Operating Partnerships of $(371,672) and $(351,906), respectively, which includes depreciation and amortization of $734,349 and $716,746, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during the first half of 2015. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, LLC expires on December 31, 2021.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. Due to low occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve the occupancy level. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mauston, LP expires on December 31, 2019.

Kaufman Fountainhead, LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  Due to low occupancy, insufficient rental income and high operating expenses, the property continues to operate below breakeven. The investment general partner will continue to work closely with the operating general partner and the affiliated management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired; still, the operating general partner has been funding deficits by accruing management fees and with cash advances as needed. The 15-year low income housing tax credit compliance period with respect to Kaufman Fountainhead, LP expires on December 31, 2021.

Linden - Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Due to decreasing occupancy levels since the fourth quarter of 2014, the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on March 31, 2010. The 15-year low income housing tax credit compliance period with respect to Linden - Bartlesville Partners, L.P., expires on December 31, 2020.

Meadow Glen Apartments, Limited Partnership (Meadow Glen Apartments) is a 20-unit family property located in Kingfisher, OK. Due to decreasing occupancy levels in the first quarter of 2015, the property operated below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on September 30, 2008. The 15-year low income housing tax credit compliance period with respect to Meadow Glen Apartments, Limited Partnership, expires on December 31, 2019.

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

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Fund is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2015.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 13, 2015		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2015	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 13, 2015	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.