Form 10-Q
period 2015-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2015-11-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,584,668	$ 9,150,371

OTHER ASSETS

Cash and cash equivalents	879,091	854,750
Acquisition costs, net	405,235	540,313
Other assets	106,411	106,411
	$ 9,975,405	$10,651,845

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	6,352,695	5,783,781
Capital contributions payable	101	101
	6,353,639	5,784,725

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	3,873,914	5,116,155
General Partner	(252,148)	(249,035)
	3,621,766	4,867,120
	$ 9,975,405	$10,651,845

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,186,677	$ 1,225,363

OTHER ASSETS
Cash and cash equivalents	228,888	218,870
Acquisition costs, net	71,762	95,682
Other assets	-	-
	$ 1,487,327	$ 1,539,915

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	2,814,293	2,620,121
Capital contributions payable	-	-
	2,814,678	2,620,506

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	(1,247,324)	(1,001,181)
General Partner	(80,027)	(79,410)
	(1,327,351)	(1,080,591)
	$ 1,487,327	$ 1,539,915

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,221,087	$ 1,272,550

OTHER ASSETS
Cash and cash equivalents	227,768	222,229
Acquisition costs, net	82,385	109,847
Other assets	-	-
	$ 1,531,240	$ 1,604,626

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,664,610	1,545,420
Capital contributions payable	-	-
	1,664,725	1,545,535

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	(82,390)	109,705
General Partner	(51,095)	(50,614)
	(133,485)	59,091
	$ 1,531,240	$ 1,604,626

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 6,176,904	$ 6,652,458

OTHER ASSETS
Cash and cash equivalents	422,435	413,651
Acquisition costs, net	251,088	334,784
Other assets	106,411	106,411
	$ 6,956,838	$ 7,507,304

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	1,873,792	1,618,240
Capital contributions payable	101	101
	1,874,236	1,618,684

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	5,203,628	6,007,631
General Partner	(121,026)	(119,011)
	5,082,602	5,888,620
	$ 6,956,838	$ 7,507,304

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 534	$ 525
Other income	10,035	-
	10,569	525

Share of loss from Operating Partnerships(Note D)	(204,038)	(416,454)

Expenses
Professional fees	69,123	73,979
Fund management fee, net (Note C)	254,208	258,838
Amortization	67,539	145,078
General and administrative expenses	15,943	13,414
	406,813	491,309

NET LOSS	$ (600,282)	$ (907,238)

Net loss allocated to assignees	$ (598,781)	$ (904,970)

Net loss allocated to general partner	$ (1,501)	$ (2,268)

Net loss per BAC	$ (.05)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2015	2014

Income
Interest income	$ 89	$ 44
Other income	6,399	-
	6,488	44

Share of loss from Operating Partnerships(Note D)	(4,428)	(82,663)

Expenses
Professional fees	22,084	26,446
Fund management fee, net (Note C)	92,102	95,386
Amortization	11,960	64,255
General and administrative expenses	5,050	4,127
	131,196	190,214

NET LOSS	$ (129,136)	$ (272,833)

Net loss allocated to assignees	$ (128,813)	$ (272,151)

Net loss allocated to general partner	$ (323)	$ (682)

Net loss per BAC	$ (.04)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2015	2014

Income
Interest income	$ 105	$ 70
Other income	657	-
	762	70

Share of loss from Operating Partnerships(Note D)	(3,861)	(10,811)

Expenses
Professional fees	17,758	17,548
Fund management fee, net (Note C)	56,495	57,795
Amortization	13,731	34,738
General and administrative expenses	4,240	3,246
	92,224	113,327

NET LOSS	$ (95,323)	$ (124,068)

Net loss allocated to assignees	$ (95,085)	$ (123,758)

Net loss allocated to general partner	$ (238)	$ (310)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2015	2014

Income
Interest income	$ 340	$ 411
Other income	2,979	-
	3,319	411

Share of loss from Operating Partnerships(Note D)	(195,749)	(322,980)

Expenses
Professional fees	29,281	29,985
Fund management fee, net (Note C)	105,611	105,657
Amortization	41,848	46,085
General and administrative expenses	6,653	6,041
	183,393	187,768

NET LOSS	$ (375,823)	$ (510,337)

Net loss allocated to assignees	$ (374,883)	$ (509,061)

Net loss allocated to general partner	$ (940)	$ (1,276)

Net loss per BAC	$ (.06)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$ 27,325	$ 1,050
Other income	10,773	3,304
	38,098	4,354

Share of loss from Operating Partnerships(Note D)	(510,084)	(726,160)

Expenses
Professional fees	86,558	88,109
Fund management fee, net (Note C)	526,351	504,059
Amortization	135,078	290,156
General and administrative expenses	25,381	22,883
	773,368	905,207

NET LOSS	$(1,245,354)	$(1,627,013)

Net loss allocated to assignees	$(1,242,241)	$(1,622,945)

Net loss allocated to general partner	$ (3,113)	$ (4,068)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2015	2014

Income
Interest income	$ 169	$ 73
Other income	7,137	-
	7,306	73

Share of loss from Operating Partnerships(Note D)	(12,586)	(125,194)

Expenses
Professional fees	26,979	30,891
Fund management fee, net (Note C)	182,501	164,636
Amortization	23,920	128,510
General and administrative expenses	8,080	7,205
	241,480	331,242

NET LOSS	$ (246,760)	$ (456,363)

Net loss allocated to assignees	$ (246,143)	$ (455,222)

Net loss allocated to general partner	$ (617)	$ (1,141)

Net loss per BAC	$ (.07)	$ (.13)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2015	2014

Income
Interest income	$ 210	$ 118
Other income	657	657
	867	775

Share of loss from Operating Partnerships(Note D)	(25,363)	(43,323)

Expenses
Professional fees	21,993	21,368
Fund management fee, net (Note C)	111,690	111,490
Amortization	27,462	69,476
General and administrative expenses	6,935	5,809
	168,080	208,143

NET LOSS	$ (192,576)	$ (250,691)

Net loss allocated to assignees	$ (192,095)	$ (250,064)

Net loss allocated to general partner	$ (481)	$ (627)

Net loss per BAC	$ (.08)	$ (.11)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2015	2014

Income
Interest income	$ 26,946	$ 859
Other income	2,979	2,647
	29,925	3,506

Share of loss from Operating Partnerships(Note D)	(472,135)	(557,643)

Expenses
Professional fees	37,586	35,850
Fund management fee, net (Note C)	232,160	227,933
Amortization	83,696	92,170
General and administrative expenses	10,366	9,869
	363,808	365,822

NET LOSS	$ (806,018)	$ (919,959)

Net loss allocated to assignees	$ (804,003)	$ (917,659)

Net loss allocated to general partner	$ (2,015)	$ (2,300)

Net loss per BAC	$ (.13)	$ (.15)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2015	$ 5,116,155	$(249,035)	$ 4,867,120

Net loss	(1,242,241)	(3,113)	(1,245,354)

Partners' capital (deficit), September 30, 2015	$ 3,873,914	$(252,148)	$ 3,621,766

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2015	$(1,001,181)	$ (79,410)	$(1,080,591)

Net loss	(246,143)	(617)	(246,760)

Partners' capital (deficit), September 30, 2015	$(1,247,324)	$ (80,027)	$(1,327,351)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2015	$ 109,705	$ (50,614)	$ 59,091

Net loss	(192,095)	(481)	(192,576)

Partners' capital (deficit), September 30, 2015	$ (82,390)	$ (51,095)	$ (133,485)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2015	$ 6,007,631	$(119,011)	$ 5,888,620

Net loss	(804,003)	(2,015)	(806,018)

Partners' capital (deficit), September 30, 2015	$ 5,203,628	$(121,026)	$ 5,082,602

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net loss	$(1,245,354)	$(1,627,013)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	135,078	290,156
Distributions from Operating Partnerships	55,619	54,994
Share of Loss from Operating Partnerships	510,084	726,160
Changes in assets and liabilities
Increase in other assets	-	(30,000)
Increase in accounts payable affiliates	568,914	443,914

Net cash (used in) provided by operating activities	24,341	(141,789)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,341	(141,789)

Cash and cash equivalents, beginning	854,750	863,291

Cash and cash equivalents, ending	$ 879,091	$ 721,502

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 47

	2015	2014
Cash flows from operating activities:

Net loss	$ (246,760)	$ (456,363)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	23,920	128,510
Distributions from Operating Partnerships	26,100	22,716
Share of Loss from Operating Partnerships	12,586	125,194
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	194,172	194,172

Net cash (used in) provided by operating activities	10,018	14,229

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,018	14,229

Cash and cash equivalents, beginning	218,870	98,908

Cash and cash equivalents, ending	$ 228,888	$ 113,137

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 48

	2015	2014
Cash flows from operating activities:

Net loss	$ (192,576)	$ (250,691)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	27,462	69,476
Distributions from Operating Partnerships	26,100	22,468
Share of Loss from Operating Partnerships	25,363	43,323
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	119,190	119,190

Net cash (used in) provided by operating activities	5,539	3,766

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,539	3,766

Cash and cash equivalents, beginning	222,229	189,928

Cash and cash equivalents, ending	$ 227,768	$ 193,694

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 49

	2015	2014
Cash flows from operating activities:

Net loss	$ (806,018)	$ (919,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	83,696	92,170
Distributions from Operating Partnerships	3,419	9,810
Share of Loss from Operating Partnerships	472,135	557,643
Changes in assets and liabilities
Increase in other assets	-	(30,000)
Increase in accounts payable affiliates	255,552	130,552

Net cash (used in) provided by operating activities	8,784	(159,784)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,784	(159,784)

Cash and cash equivalents, beginning	413,651	574,455

Cash and cash equivalents, ending	$ 422,435	$ 414,671

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2015
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2015, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2015:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2015 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended September 30, 2015 and 2014 are as follows:

	2015	2014
Series 47	$ 23,920	$ 128,510
Series 48	27,462	486,332
Series 49	83,696	92,170
	$ 135,078	$ 707,012

The annual amortization for deferred acquisition costs for the years ending September 30, 2016 and 2017 are estimated to be $270,156 and $135,079, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2015 and 2014 are as follows:

	2015	2014
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended September 30, 2015 and 2014 are as follows:
	2015	2014
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	125,000
Total	$ -	$125,000

The fund management fees paid for the six months ended September 30, 2015 and 2014 are as follows:
	2015	2014
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	125,000
Total	$ -	$125,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2015 and 2014, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2015 and 2014 is as follows:
	2015	2014
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2015.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2015	2014
Revenues
Rental	$ 11,549,822	$ 11,362,574
Interest and other	358,651	354,287
	11,908,473	11,716,861

Expenses
Interest	1,691,587	1,690,984
Depreciation and amortization	3,300,323	3,276,318
Operating expenses	8,157,052	8,033,806
	13,148,962	13,001,108

NET LOSS	$(1,240,489)	$(1,284,247)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,228,084)	$(1,271,404)

Net loss allocated to other Partners	$ (12,405)	$ (12,843)

* Amounts include $718,000 and $545,244 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2015	2014
Revenues
Rental	$ 4,489,036	$ 4,417,188
Interest and other	101,574	103,779
	4,590,610	4,520,967

Expenses
Interest	664,511	618,955
Depreciation and amortization	1,085,074	1,086,666
Operating expenses	3,265,051	3,214,522
	5,014,636	4,920,143

NET LOSS	$ (424,026)	$ (399,176)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (419,786)	$ (395,184)

Net loss allocated to other Partners	$ (4,240)	$ (3,992)

* Amounts include $407,200 and $269,990 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2015	2014
Revenues
Rental	$ 2,488,297	$ 2,438,255
Interest and other	60,721	62,994
	2,549,018	2,501,249

Expenses
Interest	301,497	310,763
Depreciation and amortization	657,416	670,960
Operating expenses	1,746,987	1,687,704
	2,705,900	2,669,427

NET LOSS	$ (156,882)	$ (168,178)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (155,313)	$ (166,496)

Net loss allocated to other Partners	$ (1,569)	$ (1,682)

* Amounts include $129,950 and $123,173 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2015

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2015	2014
Revenues
Rental	$ 4,572,489	$ 4,507,131
Interest and other	196,356	187,514
	4,768,845	4,694,645

Expenses
Interest	725,579	761,266
Depreciation and amortization	1,557,833	1,518,692
Operating expenses	3,145,014	3,131,580
	5,428,426	5,411,538

NET LOSS	$ (659,581)	$ (716,893)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (652,985)	$ (709,724)

Net loss allocated to other Partners	$ (6,596)	$ (7,169)

* Amounts include $180,850 and $152,081 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2015 were $284,457 and total fund management fees accrued as of September 30, 2015 were $6,352,695. During the quarter ended September 30, 2015, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2015.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended September 30, 2015, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended September 30, 2015, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2015, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2015. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2015, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2015 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 4,984	$ 92,102
Series 48	59,595	3,100	56,495
Series 49	127,776	22,165	105,611
	$284,457	$30,249	$254,208

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$194,172	$11,671	$182,501
Series 48	119,190	7,500	111,690
Series 49	255,552	23,392	232,160
	$568,914	$42,563	$526,351

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 47 reflects a net loss from Operating Partnerships of $(424,026) and $(399,176), respectively, which includes depreciation and amortization of $1,085,074 and $1,086,666, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pecan Acres, L.P. (La Maison Apartments) is a 78-unit family property located in Lake Charles, LA. The investment general partner removed one of the operating general partners in 2014 after the operating general partner misappropriated Operating Partnership funds. The operating general partner's operating deficit guarantee expired on December 31, 2009. The 15-year low income housing tax credit compliance period with respect to Pecan Acres, L.P. expires on December 31, 2019.

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

Series 48

As of September 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 11 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 48 reflects a net loss from Operating Partnerships of $(156,882) and $(168,178), respectively, which includes depreciation and amortization of $657,416 and $670,960, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

CTP Limited Partnership (Contempo Apartments) is a 48-unit family development located in Hammond, LA.  In the first quarter of 2014, the investment general partner was notified that the Operating Partnership had been named in a civil action dated February 28, 2014, brought against the former management company as well as former members of the operating general partner entity.  The case was dismissed in the third quarter of 2015 with no financial impact on the Operating Partnership. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to CTP Limited Partnership period expires on December 31, 2019. As the legal action has been dismissed and the property continues to operate above breakeven, the investment general partner will cease reporting for CTP Limited Partnership subsequent to September 30, 2015.

Series 49

As of September 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 49 reflects a net loss from Operating Partnerships of $(659,581) and $(716,893), respectively, which includes depreciation and amortization of $1,557,833 and $1,518,692, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during the first nine months of 2015. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, LLC expires on December 31, 2021.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. Due to low occupancy and insufficient rental income the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve the occupancy level. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mauston, LP expires on December 31, 2019.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 13, 2015		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2015	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 13, 2015	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.