Form 10-Q
period 2015-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2016-02-12
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 8,362,263	$ 9,150,371

OTHER ASSETS

Cash and cash equivalents	922,567	854,750
Acquisition costs, net	337,696	540,313
Other assets	106,411	106,411
	$ 9,728,937	$10,651,845

LIABILITIES

Accounts payable and accrued expenses	$ 843	$ 843
Accounts payable affiliates	6,637,152	5,783,781
Capital contributions payable	101	101
	6,638,096	5,784,725

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and outstanding	3,344,317	5,116,155
General Partner	(253,476)	(249,035)
	3,090,841	4,867,120
	$ 9,728,937	$10,651,845

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,164,869	$ 1,225,363

OTHER ASSETS
Cash and cash equivalents	234,585	218,870
Acquisition costs, net	59,802	95,682
Other assets	-	-
	$ 1,459,256	$ 1,539,915

LIABILITIES

Accounts payable and accrued expenses	$ 385	$ 385
Accounts payable affiliates	2,911,379	2,620,121
Capital contributions payable	-	-
	2,911,764	2,620,506

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding	(1,372,168)	(1,001,181)
General Partner	(80,340)	(79,410)
	(1,452,508)	(1,080,591)
	$ 1,459,256	$ 1,539,915

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,201,049	$ 1,272,550

OTHER ASSETS
Cash and cash equivalents	233,874	222,229
Acquisition costs, net	68,654	109,847
Other assets	-	-
	$ 1,503,577	$ 1,604,626

LIABILITIES

Accounts payable and accrued expenses	$ 115	$ 115
Accounts payable affiliates	1,724,205	1,545,420
Capital contributions payable	-	-
	1,724,320	1,545,535

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding	(169,429)	109,705
General Partner	(51,314)	(50,614)
	(220,743)	59,091
	$ 1,503,577	$ 1,604,626

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2015	March 31, 2015
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 5,996,345	$ 6,652,458

OTHER ASSETS
Cash and cash equivalents	454,108	413,651
Acquisition costs, net	209,240	334,784
Other assets	106,411	106,411
	$ 6,766,104	$ 7,507,304

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	2,001,568	1,618,240
Capital contributions payable	101	101
	2,002,012	1,618,684

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and outstanding	4,885,914	6,007,631
General Partner	(121,822)	(119,011)
	4,764,092	5,888,620
	$ 6,766,104	$ 7,507,304

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$ 539	$ 499
Other income	6,152	-
	6,691	499

Share of loss from Operating Partnerships(Note D)	(193,994)	(252,772)

Expenses
Professional fees	18,358	6,238
Fund management fee, net (Note C)	234,279	279,970
Amortization	67,539	145,077
General and administrative expenses	23,442	16,564
	343,618	447,849

NET LOSS	$ (530,921)	$ (700,122)

Net loss allocated to assignees	$ (529,594)	$ (698,372)

Net loss allocated to general partner	$ (1,327)	$ (1,750)

Net loss per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2015	2014

Income
Interest income	$ 89	$ 64
Other income	738	-
	827	64

Share of loss from Operating Partnerships(Note D)	(8,683)	(5,360)

Expenses
Professional fees	6,038	2,238
Fund management fee, net (Note C)	92,086	92,820
Amortization	11,960	64,254
General and administrative expenses	7,216	5,088
	117,300	164,400

NET LOSS	$ (125,156)	$ (169,696)

Net loss allocated to assignees	$ (124,843)	$ (169,272)

Net loss allocated to general partner	$ (313)	$ (424)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2015	2014

Income
Interest income	$ 104	$ 97
Other income	-	-
	104	97

Share of loss from Operating Partnerships(Note D)	(6,913)	(9,800)

Expenses
Professional fees	5,861	2,000
Fund management fee, net (Note C)	55,295	59,595
Amortization	13,731	34,738
General and administrative expenses	5,561	3,996
	80,448	100,329

NET LOSS	$ (87,257)	$ (110,032)

Net loss allocated to assignees	$ (87,039)	$ (109,757)

Net loss allocated to general partner	$ (218)	$ (275)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2015	2014

Income
Interest income	$ 346	$ 338
Other income	5,414	-
	5,760	338

Share of loss from Operating Partnerships(Note D)	(178,398)	(237,612)

Expenses
Professional fees	6,459	2,000
Fund management fee, net (Note C)	86,898	127,555
Amortization	41,848	46,085
General and administrative expenses	10,665	7,480
	145,870	183,120

NET LOSS	$ (318,508)	$ (420,394)

Net loss allocated to assignees	$ (317,712)	$ (419,343)

Net loss allocated to general partner	$ (796)	$ (1,051)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$ 27,864	$ 1,550
Other income	16,925	3,304
	44,789	4,854

Share of loss from Operating Partnerships(Note D)	(704,078)	(978,932)

Expenses
Professional fees	104,917	94,347
Fund management fee, net (Note C)	760,631	784,030
Amortization	202,617	435,233
General and administrative expenses	48,825	39,447
	1,116,990	1,353,057

NET LOSS	$(1,776,279)	$(2,327,135)

Net loss allocated to assignees	$(1,771,838)	$(2,321,317)

Net loss allocated to general partner	$ (4,441)	$ (5,818)

Net loss per BAC	$ (.15)	$ (.20)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2015	2014

Income
Interest income	$ 258	$ 138
Other income	7,875	-
	8,133	138

Share of loss from Operating Partnerships(Note D)	(21,269)	(130,554)

Expenses
Professional fees	33,017	33,129
Fund management fee, net (Note C)	274,587	257,457
Amortization	35,880	192,764
General and administrative expenses	15,297	12,293
	358,781	495,643

NET LOSS	$ (371,917)	$ (626,059)

Net loss allocated to assignees	$ (370,987)	$ (624,494)

Net loss allocated to general partner	$ (930)	$ (1,565)

Net loss per BAC	$ (.11)	$ (.18)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2015	2014

Income
Interest income	$ 314	$ 215
Other income	657	657
	971	872

Share of loss from Operating Partnerships(Note D)	(32,276)	(53,123)

Expenses
Professional fees	27,855	23,368
Fund management fee, net (Note C)	166,985	171,085
Amortization	41,193	104,214
General and administrative expenses	12,496	9,805
	248,529	308,472

NET LOSS	$ (279,834)	$ (360,723)

Net loss allocated to assignees	$ (279,134)	$ (359,821)

Net loss allocated to general partner	$ (700)	$ (902)

Net loss per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2015	2014

Income
Interest income	$ 27,292	$ 1,197
Other income	8,393	2,647
	35,685	3,844

Share of loss from Operating Partnerships(Note D)	(650,533)	(795,255)

Expenses
Professional fees	44,045	37,850
Fund management fee, net (Note C)	319,059	355,488
Amortization	125,544	138,255
General and administrative expenses	21,032	17,349
	509,680	548,942

NET LOSS	$(1,124,528)	$(1,340,353)

Net loss allocated to assignees	$(1,121,717)	$(1,337,002)

Net loss allocated to general partner	$ (2,811)	$ (3,351)

Net loss per BAC	$ (.19)	$ (.22)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2015	$ 5,116,155	$(249,035)	$ 4,867,120

Net loss	(1,771,838)	(4,441)	(1,776,279)

Partners' capital (deficit), December 31, 2015	$ 3,344,317	$(253,476)	$ 3,090,841

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2015	$(1,001,181)	$ (79,410)	$(1,080,591)

Net loss	(370,987)	(930)	(371,917)

Partners' capital (deficit), December 31, 2015	$(1,372,168)	$ (80,340)	$(1,452,508)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2015	$ 109,705	$ (50,614)	$ 59,091

Net loss	(279,134)	(700)	(279,834)

Partners' capital (deficit), December 31, 2015	$ (169,429)	$ (51,314)	$ (220,743)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2015	$ 6,007,631	$(119,011)	$ 5,888,620

Net loss	(1,121,717)	(2,811)	(1,124,528)

Partners' capital (deficit), December 31, 2015	$ 4,885,914	$(121,822)	$ 4,764,092

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2015	2014
Cash flows from operating activities:

Net loss	$(1,776,279)	$(2,327,135)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	202,617	435,233
Distributions from Operating Partnerships	84,030	90,781
Share of Loss from Operating Partnerships	704,078	978,932
Changes in assets and liabilities
Increase in other assets	-	(30,000)
Increase in accounts payable affiliates	853,371	728,371

Net cash (used in) provided by operating activities	67,817	(123,818)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,817	(123,818)

Cash and cash equivalents, beginning	854,750	863,291

Cash and cash equivalents, ending	$ 922,567	$ 739,473

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2015	2014
Cash flows from operating activities:

Net loss	$ (371,917)	$ (626,059)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	35,880	192,764
Distributions from Operating Partnerships	39,225	45,571
Share of Loss from Operating Partnerships	21,269	130,554
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	291,258	291,258

Net cash (used in) provided by operating activities	15,715	34,088

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,715	34,088

Cash and cash equivalents, beginning	218,870	98,908

Cash and cash equivalents, ending	$ 234,585	$ 132,996

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2015	2014
Cash flows from operating activities:

Net loss	$ (279,834)	$ (360,723)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	41,193	104,214
Distributions from Operating Partnerships	39,225	34,857
Share of Loss from Operating Partnerships	32,276	53,123
Changes in assets and liabilities
Increase in other assets	-	-
Increase in accounts payable affiliates	178,785	178,785

Net cash (used in) provided by operating activities	11,645	10,256

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,645	10,256

Cash and cash equivalents, beginning	222,229	189,928

Cash and cash equivalents, ending	$ 233,874	$ 200,184

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2015	2014
Cash flows from operating activities:

Net loss	$(1,124,528)	$(1,340,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Amortization	125,544	138,255
Distributions from Operating Partnerships	5,580	10,353
Share of Loss from Operating Partnerships	650,533	795,255
Changes in assets and liabilities
Increase in other assets	-	(30,000)
Increase in accounts payable affiliates	383,328	258,328

Net cash (used in) provided by operating activities	40,457	(168,162)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,457	(168,162)

Cash and cash equivalents, beginning	413,651	574,455

Cash and cash equivalents, ending	$ 454,108	$ 406,293

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2015
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2015, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2015:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2015 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended December 31, 2015 and 2014 are as follows:

	2015	2014
Series 47	$ 35,880	$ 192,764
Series 48	41,193	521,070
Series 49	125,544	138,255
	$ 202,617	$ 852,089

The annual amortization for deferred acquisition costs for the years ending December 31, 2016 and 2017 are estimated to be $270,156 and $67,540, respectively.

Boston Capital Tax Credit Fund V L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2015 and 2014 are as follows:

	2015	2014
Series 47	$ 97,086	$ 97,086
Series 48	59,595	59,595
Series 49	127,776	127,776
Total	$284,457	$284,457

The fund management fees paid for the quarters ended December 31, 2015 and 2014 are as follows:
	2015	2014
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2015 and 2014 are as follows:
	2015	2014
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	125,000
Total	$ -	$125,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2015 and 2014, the Fund has limited partnership interests in 50 Operating Partnerships, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2015 and 2014 is as follows:
	2015	2014
Series 47	15	15
Series 48	11	11
Series 49	24	24
Total	50	50

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2015.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2015	2014
Revenues
Rental	$ 17,401,770	$ 17,067,858
Interest and other	563,127	557,602
	17,964,897	17,625,460

Expenses
Interest	2,544,567	2,511,442
Depreciation and amortization	4,972,097	4,998,269
Operating expenses	12,295,424	11,955,711
	19,812,088	19,465,422

NET LOSS	$(1,847,191)	$(1,839,962)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,828,719)	$(1,821,562)

Net loss allocated to other Partners	$ (18,472)	$ (18,400)

* Amounts include $1,124,641 and $842,630 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2015	2014
Revenues
Rental	$ 6,694,343	$ 6,621,288
Interest and other	158,098	155,333
	6,852,441	6,776,621

Expenses
Interest	994,937	925,773
Depreciation and amortization	1,616,289	1,627,657
Operating expenses	4,891,398	4,764,978
	7,502,624	7,318,408

NET LOSS	$ (650,183)	$ (541,787)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (643,681)	$ (536,369)

Net loss allocated to other Partners	$ (6,502)	$ (5,418)

* Amounts include $622,412 and $405,815 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2015	2014
Revenues
Rental	$ 3,702,355	$ 3,675,183
Interest and other	94,659	94,052
	3,797,014	3,769,235

Expenses
Interest	451,289	465,628
Depreciation and amortization	973,435	999,665
Operating expenses	2,618,102	2,559,660
	4,042,826	4,024,953

NET LOSS	$ (245,812)	$ (255,718)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (243,354)	$ (253,161)

Net loss allocated to other Partners	$ (2,458)	$ (2,557)

* Amounts include $211,078 and $200,038 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2015	2014
Revenues
Rental	$ 7,005,072	$ 6,771,387
Interest and other	310,370	308,217
	7,315,442	7,079,604

Expenses
Interest	1,098,341	1,120,041
Depreciation and amortization	2,382,373	2,370,947
Operating expenses	4,785,924	4,631,073
	8,266,638	8,122,061

NET LOSS	$ (951,196)	$(1,042,457)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (941,684)	$(1,032,032)

Net loss allocated to other Partners	$ (9,512)	$ (10,425)

* Amounts include $291,151 and $236,777 for 2015 and 2014, respectively, of loss not recognized under the equity method of accounting.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2015 were $284,457 and total fund management fees accrued as of December 31, 2015 were $6,637,152. During the quarter ended December 31, 2015, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2015.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598.

During the quarter ended December 31, 2015, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406.

During the quarter ended December 31, 2015, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2015, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2015. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2015, the Fund held limited partnership interests in 50 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2015 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 97,086	$ 5,000	$ 92,086
Series 48	59,595	4,300	55,295
Series 49	127,776	40,878	86,898
	$284,457	$50,178	$234,279

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$291,258	$16,671	$274,587
Series 48	178,785	11,800	166,985
Series 49	383,328	64,269	319,059
	$853,371	$92,740	$760,631

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 15 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 47 reflects a net loss from Operating Partnerships of $(650,183) and $(541,787), respectively, which includes depreciation and amortization of $1,616,289 and $1,627,657, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operates below breakeven. The investment general partner continues to work with the operating general partner and the management company to improve operations. Whether the operating general partner's operating deficit guarantee has expired is in dispute by the operating general partner and the investment general partner. Nevertheless, operating deficits have been partially financed by advances from the operating general partner in the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 to sell the property to a buyer who has agreed to manage the property compliant with the requirements of Section 42 and will sign a post transfer compliance and indemnity agreement and a personal guaranty. It is expected that the subject sale will be completed late in the first quarter of 2016. There will be no distributable proceeds to the investment limited partners from the sale. If the subject sale doesn't close and the operating general partner stops funding deficits in 2016 causing a mortgage default and subsequent foreclosure, the estimated tax credit recapture cost plus interest penalties will be $775,778; this amount is equivalent to $223 per 1,000 BACs.

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

Series 48

As of December 31, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 48 reflects a net loss from Operating Partnerships of $(245,812) and $(255,718), respectively, which includes depreciation and amortization of $973,435 and $999,665, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operates below breakeven. The investment general partner continues to work with the operating general partner and the management company to improve operations. Whether the operating general partner's operating deficit guarantee has expired is in dispute by the operating general partner and the investment general partner. Nevertheless, operating deficits have been partially financed by advances from the operating general partner in the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 to sell the property to a buyer who has agreed to manage the property compliant with the requirements of Section 42 and will sign a post transfer compliance and indemnity agreement and a personal guaranty. It is expected that the subject sale will be completed late in the first quarter of 2016. There will be no distributable proceeds to the investment limited partners from the sale. If the subject sale doesn't close and the operating general partner stops funding deficits in 2016 causing a mortgage default and subsequent foreclosure, the estimated tax credit recapture cost plus interest penalties will be $775,778; this amount is equivalent to $337 per 1,000 BACs.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The operating general partner remains under the operating deficit guarantee until the property can demonstrate 12 consecutive months of above breakeven operations. The 15-year low income housing tax credit compliance period with respect to Wyndam Place Senior Residences expires on December 31, 2020.

Series 49

As of December 31, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 49 reflects a net loss from Operating Partnerships of $(951,196) and $(1,042,457), respectively, which includes depreciation and amortization of $2,382,373 and $2,370,947, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, LLC expires on December 31, 2021.

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

Kaufman Fountainhead, LP (Briarwood Apartments) is a 48-unit family property in Kaufman, Texas.  Due to improved occupancy the property is operating above breakeven operations. The investment general partner will continue to work closely with the operating general partner and the affiliated management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired; still, the operating general partner has been funding deficits by accruing management fees and with cash advances as needed. The 15-year low income housing tax credit compliance period with respect to Kaufman Fountainhead, LP expires on December 31, 2021. As operations have improved to above breakeven status, the investment general partner will cease reporting for Kaufman Fountainhead, LP subsequent to December 31, 2015.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 12, 2016		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 12, 2016	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 12, 2016	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.