Form 10-K
period 2016-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2016-06-23
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016 or

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2016

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2016, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2016 the Fund had invested in 15 Operating Partnerships on behalf of Series 47; 11 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Countrybook Apartments	Champagne, IL	150	$5,837,079	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	450,655	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,336,031	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,278,648	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	8,900,000	03/04	07/05	100%	2,383,449

McEver Vineyards Apartments	Gainesville, GA	220	10,216,471	11/03	12/04	100%	2,045,234

Mira Vista Apartments	Santa Anna, TX	24	403,533	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	728,104	11/04	11/04	100%	254,983

Parkland Manor Apartments	Leitchfield, KY	74	1,580,639	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,457,859	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,124,671	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	6,980,000	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

The Vistas Apartments	Marble Falls, TX	124	$5,692,306	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	5,878,243	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston,TX	244	11,550,000	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Colusa Avenue Apartments	Chowchilla, CA	38	$1,750,965	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,459,508	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,289,388	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	8,900,000	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	403,533	03/04	03/05	100%	16,718

McEver Vineyards Apartments	Gainesville, GA	220	10,216,471	11/03	12/04	100%	2,045,232

Starlite Village Apartments	Elizabethtown, KY	40	1,192,095	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,060,790	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	6,980,000	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	11,550,000	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	831,526	08/04	05/05	100%	2,822,685

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Bahia Palms Apartments	Laguna Vista, TX	64	$1,448,616	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,540,736	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	11,400,000	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	609,767	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,690,415	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,611,921	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	5,837,079	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,272,908	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,594,020	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	902,300	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	909,852	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,221,928	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Post Oak East Apartments	Fort Worth, TX	246	$12,848,835	07/04	05/06	100%	$1,141,118

Renaissance Village	Bowling Green, KY	34	581,552	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,233,185	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	3,796,334	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,313,566	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	7,359,294	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	1,010,907	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,482,753	01/05	12/05	100%	1,933,414

The Linden’s Apartments	Bartesville, OK	54	965,062	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls, TX	124	5,692,306	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	913,779	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	443,465	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2016, the Fund has 5,177 BAC holders for an aggregate of 11,776,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,555 investors holding 3,478,334 BACs, Series 48 consists of 1,034 investors holding 2,299,372 BACs and Series 49 consists of 2,588 investors holding 6,000,000 BACs at March 31, 2016.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2016.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2016 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series

47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2016, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2016, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2016, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2016, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2016. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2016 and 2015, was $1,027,906, and $991,908, respectively.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $1,157,270 and $945,764, respectively in passive income tax losses that were passed through to the investors and also provided $0.37 and $0.91, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 47 was $- and $1,225,363, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, net loss of the series was $1,676,942 and $3,443,887, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, and partnership management fees.

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

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operates below breakeven. The investment general partner has worked with the operating general partner and the management company in an attempt to improve operations. Whether the operating general partner’s operating deficit guarantee had expired was disputed by the operating general partner and the investment general partner. Nevertheless, operating deficits have been partially financed by advances from the operating general partner in the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 and a subsequent purchase and sale agreement in January 2016 to sell the property to a buyer who agreed to manage the property compliant with the requirements of Section 42 and sign a post transfer compliance and indemnity agreement and a personal guaranty. The subject property sale was completed on April 8, 2016. Although there were no distributable proceeds to the investment limited partners from the sale, the buyer of the property did execute a post transfer compliance & indemnity agreement, and a personal guaranty at closing preventing a foreclosure and mitigating the risk of recapture costs for the investment limited partners.

Park Plaza Village Limited Partnership (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses in 2014, the property operated below breakeven. The property operated above breakeven in 2015 by utilizing replacement reserves for expensed improvements. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village, LP expires on December 31, 2018.

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

Pecan Acres Limited Partnership I (La Maison Apartments) is a 78-unit family property in Lake Charles, Louisiana. Due to high operating costs, the property has historically operated below breakeven. However, operations have recently improved to above breakeven due to reduced operating expenses, specifically maintenance costs. Maintenance costs were also offset by replacement reserve funding. The investment general partner will continue to work with the operating general partner and the management company to maintain strong occupancy and reduced operating expenses. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Pecan Acres Limited Partnership I expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Pecan Acres Limited Partnership I subsequent to March 31, 2016.

(Series 48). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties as of March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $202,017 and $834,688, respectively in passive income tax losses that were passed through to the investors and and also provided $0.58 and $0.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 48 was $- and $1,272,550, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net loss of the series was $1,598,809 and $2,310,250, respectively. The major components of the current year amount were share of losses from operating partnerships, impairment loss, and partnership management fees.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family property in Hammond, LA. In March 2016, heavy rains caused flash flooding in the area. Of the total 48 units, 32 were severely damaged and are no longer able to be occupied. As of March 31, 2016, the property was 33% occupied, all of the non-impacted units are all occupied. The claims adjuster has submitted the claim in the amount of $520,000. The vendor in charge of the demolition and drying has completed work in all 32 units plus the office and laundry. The rebuild work has begun on the first 16 units and the work on those units is expected to be complete by the end of June 2016. Once work on the first 16 units is completed, the contractor will commence work on the second set of 16 units. The operating general partner’s operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to CTP Limited Partnership expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operates below breakeven. The investment general partner has worked with the operating general partner and the management company in an attempt to improve operations. Whether the operating general partner’s operating deficit guarantee had expired was disputed by the operating general partner and the investment general partner. Nevertheless, operating deficits have been partially financed by advances from the operating general partner in the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 and a subsequent purchase and sale agreement in January 2016 to sell the property to a buyer who agreed to manage the property compliant with the requirements of Section 42 and sign a post transfer compliance and indemnity agreement and a personal guaranty. The subject property sale was completed on April 8, 2016. Although there were no distributable proceeds to the investment limited partners from the sale, the buyer of the property did execute a post transfer compliance & indemnity agreement, and a personal guaranty at closing preventing a foreclosure and mitigating the risk of recapture costs for the investment limited partners.

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

(Series 49). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $1,952,907 and $2,027,004, respectively in passive income tax losses that were passed through to the investors and and also provided $0.83 and $0.91, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 49 was $2,460,506 and $6,652,458, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net loss of the series was $4,857,394 and $5,720,316, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner’s personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner’s operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, LLC expires on December 31, 2021.

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

Linden – Bartlesville Partners, L.P. (The Linden’s Apartments) is a 54-unit family property located in Bartlesville, OK. Due to decreasing occupancy levels since the fourth quarter of 2014, the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on March 31, 2010. The 15-year low income housing tax credit compliance period with respect to Linden – Bartlesville Partners, L.P., expires on December 31, 2020. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so.

Meadow Glen Apartments, L.P. (Meadow Glen Apartments) is a 20-unit family property located in Kingfisher, OK. Due to decreasing occupancy levels in the first quarter of 2015, the property operated below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on September 30, 2008. The 15-year low income housing tax credit compliance period with respect to Meadow Glen Apartments, Limited Partnership, expires on December 31, 2019.

Linden - Shawnee Partners, L.P. (Linden’s Apartments) is a 54-unit family property in Shawnee, OK. The 2015 audited financial statements indicate above breakeven operations for the year; however, occupancy declined throughout 2015 and continues to decline during the first quarter of 2016. As of March 31, 2016, operations have fallen back below breakeven status. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2016 and 2015. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Fund has determined that there is no material impact to its financial statements as a result of this guidance.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates V LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2016. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2016, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective. On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”).  As of March 31, 2016, the Fund is in the process of transitioning to the 2013 Framework and expects to complete the implementation of the 2013 Framework during the fiscal year ending March 31, 2017.

(c)	Changes in Internal Controls

There were no changes in the Fund management’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund management’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Fund

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Fund’s affairs.

John P. Manning, age 67, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 54, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 69, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 52, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2016 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2016 was $1,027,906.

2. The Fund has reimbursed an affiliate of the general partner a total of $42,741 for amounts charged to operations during the year ended March 31, 2016. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2016, 11,777,706 BACs had been issued.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2016.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2016 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,430	$15,830	$21,030
(2)	Audit Related Fees	4,550	2,800	7,350
(3)	Tax Fees	6,110	5,230	8,090
(4)	All Other Fees	1,893	1,557	2,574

	Total	$29,983	$25,417	$39,044

    Fees paid to the Fund’s independent auditors for fiscal year 2015 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,250	$15,650	$20,850
(2)	Audit Related Fees	4,550	3,150	7,700
(3)	Tax Fees	5,860	5,020	7,750
(4)	All Other Fees	1,893	1,548	2,594

	Total	$29,553	$25,368	$38,894

(5)	Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Boston Capital Associates V LLC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1 & 2	Financial Statements; Filed herein as Exhibit 13

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm Balance Sheets, March 31, 2016 and 2015
Statements of Operations for the years ended March 31, 2016 and 2015
Statements of Changes in Partners’ Capital (deficit) for the years ended March 31, 2016 and 2015
Statements of Cash Flows for the years ended March 31, 2016 and 2015
Notes to Financial Statements, March 31, 2016 and 2015

Columbia-Blackshear Senior Residences, L.P.
Filed herein as Exhibit 99.1
Independent Auditors’ Report
Balance Sheets, December 31, 2015 and 2014
Statements of Operations, Years ended December 31, 2015 and 2014
Statements of Cash Flow, Years ended December 31, 2015 and 2014
Statements of Changes in Partners’ Capital, Years ended December 31, 2015 and 2014
Notes to Financial Statements, Years ended December 31, 2015 and 2014

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners’ Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner
Date:

June 23, 2016		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 23, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer),
	John P. Manning	Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

June 23, 2016	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer
	Marc N. Teal	(Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.

