Form 10-Q
period 2016-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2016-08-12
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-10
Condensed Statements of Changes in Partners' Capital (Deficit)	11-12
Condensed Statements of Cash Flows	13-16
Notes to Condensed Financial Statements	17-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,306,680	$ 2,460,506

OTHER ASSETS

Cash and cash equivalents	1,119,368	969,029
Acquisition costs, net	90,437	120,582
Other assets	106,411	106,411
	$ 3,622,896	$ 3,656,528

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 843
Accounts payable affiliates	7,193,534	6,921,609
Capital contributions payable	101	101
	7,193,978	6,922,553

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,776,706 outstanding as of June 30, 2016 and March 31, 2016.	(3,300,952)	(2,996,658)
General Partner	(270,130)	(269,367)
	(3,571,082)	(3,266,025)
	$ 3,622,896	$ 3,656,528

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	319,875	251,317
Acquisition costs, net	-	-
Other assets	-	-
	$ 319,875	$ 251,317

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 385
Accounts payable affiliates	3,099,285	3,008,465
Capital contributions payable	-	-
	3,099,285	3,008,850

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding as of June 30, 2016 and March 31, 2016.	(2,695,753)	(2,673,931)
General Partner	(83,657)	(83,602)
	(2,779,410)	(2,757,533)
	$ 319,875	$ 251,317

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	315,076	244,197
Acquisition costs, net	-	-
Other assets	-	-
	$ 315,076	$ 244,197

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 115
Accounts payable affiliates	1,837,129	1,783,800
Capital contributions payable	-	-
	1,837,129	1,783,915

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding as of June 30, 2016 and March 31, 2016.	(1,467,486)	(1,485,107)
General Partner	(54,567)	(54,611)
	(1,522,053)	(1,539,718)
	$ 315,076	$ 244,197

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,306,680	$ 2,460,506

OTHER ASSETS
Cash and cash equivalents	484,417	473,515
Acquisition costs, net	90,437	120,582
Other assets	106,411	106,411
	$ 2,987,945	$ 3,161,014

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	2,257,120	2,129,344
Capital contributions payable	101	101
	2,257,564	2,129,788

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,999,000 outstanding as of June 30, 2016 and March 31, 2016.	862,287	1,162,380
General Partner	(131,906)	(131,154)
	730,381	1,031,226
	$ 2,987,945	$ 3,161,014

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 581	$ 26,791
Other income	50,446	738
	51,027	27,529

Share of loss from Operating Partnerships(Note D)	(146,090)	(306,046)

Expenses
Professional fees	15,813	17,434
Fund management fee, net (Note C)	150,062	272,143
Amortization	30,145	67,539
General and administrative expenses	13,974	9,439
	209,994	366,555

NET INCOME (LOSS)	$ (305,057)	$ (645,072)

Net income (loss) allocated to assignees	$ (304,294)	$ (643,460)

Net income (loss) allocated to general partner	$ (763)	$ (1,612)

Net income (loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2016	2015

Income
Interest income	$ 108	$ 80
Other income	20,948	738
	21,056	818

Share of loss from Operating Partnerships(Note D)	-	(8,158)

Expenses
Professional fees	4,939	4,895
Fund management fee, net (Note C)	33,519	90,399
Amortization	-	11,960
General and administrative expenses	4,475	3,030
	42,933	110,284

NET INCOME (LOSS)	$ (21,877)	$ (117,624)

Net income (loss) allocated to assignees	$ (21,822)	$ (117,330)

Net income (loss) allocated to general partner	$ (55)	$ (294)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2016	2015

Income
Interest income	$ 122	$ 105
Other income	19,651	-
	19,773	105

Share of loss from Operating Partnerships(Note D)	-	(21,502)

Expenses
Professional fees	4,206	4,235
Fund management fee, net (Note C)	(5,871)	55,195
Amortization	-	13,731
General and administrative expenses	3,773	2,695
	2,108	75,856

NET INCOME (LOSS)	$ 17,665	$ (97,253)

Net income (loss) allocated to assignees	$ 17,621	$ (97,010)

Net income (loss) allocated to general partner	$ 44	$ (243)

Net income (loss) per BAC	$ .01	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2016	2016

Income
Interest income	$ 351	$ 26,606
Other income	9,847	-
	10,198	26,606

Share of loss from Operating Partnerships(Note D)	(146,090)	(276,386)

Expenses
Professional fees	6,668	8,304
Fund management fee, net (Note C)	122,414	126,549
Amortization	30,145	41,848
General and administrative expenses	5,726	3,714
	164,953	180,415

NET INCOME (LOSS)	$ (300,845)	$ (430,195)

Net income (loss) allocated to assignees	$ (300,093)	$ (429,120)

Net income (loss) allocated to general partner	$ (752)	$ (1,075)

Net income (loss) per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2016	$(2,996,658)	$(269,367)	$(3,266,025)

Net income (loss)	(304,294)	(763)	(305,057)

Partners' capital (deficit), June 30, 2016	$(3,300,952)	$(270,130)	$(3,571,082)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2016	$(2,673,931)	$ (83,602)	$(2,757,533)

Net income (loss)	(21,822)	(55)	(21,877)

Partners' capital (deficit), June 30, 2016	$(2,695,753)	$ (83,657)	$(2,779,410)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2016	$(1,485,107)	$ (54,611)	$(1,539,718)

Net income (loss)	17,621	44	17,665

Partners' capital (deficit), June 30, 2016	$(1,467,486)	$ (54,567)	$(1,522,053)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2016	$ 1,162,380	$(131,154)	$ 1,031,226

Net income (loss)	(300,093)	(752)	(300,845)

Partners' capital (deficit), June 30, 2016	$ 862,287	$(131,906)	$ 730,381

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net income (loss)	$ (305,057)	$ (645,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	30,145	67,539
Distributions from Operating Partnerships	7,736	27,500
Share of loss from Operating Partnerships	146,090	306,046
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(500)	-
Increase in accounts payable affiliates	271,925	284,457

Net cash provided by operating activities	150,339	40,470

INCREASE IN CASH AND CASH EQUIVALENTS	150,339	40,470

Cash and cash equivalents, beginning	969,029	854,750

Cash and cash equivalents, ending	$ 1,119,368	$ 895,220

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 47

	2016	2015
Cash flows from operating activities:

Net income (loss)	$ (21,877)	$ (117,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	11,960
Distributions from Operating Partnerships	-	13,750
Share of loss from Operating Partnerships	-	8,158
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(385)	-
Increase in accounts payable affiliates	90,820	97,086

Net cash provided by operating activities	68,558	13,330

INCREASE IN CASH AND CASH EQUIVALENTS	68,558	13,330

Cash and cash equivalents, beginning	251,317	218,870

Cash and cash equivalents, ending	$ 319,875	$ 232,200

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 48

	2016	2015
Cash flows from operating activities:

Net income (loss)	$ 17,665	$ (97,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	13,731
Distributions from Operating Partnerships	-	13,750
Share of loss from Operating Partnerships	-	21,502
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(115)	-
Increase in accounts payable affiliates	53,329	59,595

Net cash provided by operating activities	70,879	11,325

INCREASE IN CASH AND CASH EQUIVALENTS	70,879	11,325

Cash and cash equivalents, beginning	244,197	222,229

Cash and cash equivalents, ending	$ 315,076	$ 233,554

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 49

	2016	2015
Cash flows from operating activities:

Net income (loss)	$ (300,845)	$ (430,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	30,145	41,848
Distributions from Operating Partnerships	7,736	-
Share of loss from Operating Partnerships	146,090	276,386
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	127,776	127,776

Net cash provided by operating activities	10,902	15,815

INCREASE IN CASH AND CASH EQUIVALENTS	10,902	15,815

Cash and cash equivalents, beginning	473,515	413,651

Cash and cash equivalents, ending	$ 484,417	$ 429,466

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2016
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2016, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2016:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2016 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. Impairment losses have been recognized for the year ended March 31, 2016 of $47,842 for Series 47, $54,923 for Series 48 and $46,810 for Series 49. Impairment losses have been recognized for the year ended March 31, 2015 of $418,353 for Series 47, $168,065 for Series 48 and $33,896 for Series 49. As of March 31, 2016, the lives of the remaining acquisition costs were reassessed and determined to be 1 year for Series 49. As of March 31, 2016, acquisition costs were fully amortized or impaired for Series 47 and Series 48.

Accumulated amortization of acquisition costs by Series for the quarters ended June 30, 2016 and 2015 are as follows:

	2016	2015
Series 47	$ -	$ 11,960
Series 48	-	13,731
Series 49	30,145	41,848
	$ 30,145	$ 67,539

The remaining acquisition costs are expected to be amortized in the year ending March 31, 2017.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2016 and 2015 are as follows:

	2016	2015
Series 47	$ 90,820	$ 97,086
Series 48	53,329	59,595
Series 49	127,776	127,776
Total	$271,925	$284,457

The fund management fees paid for the quarters ended June 30, 2016 and 2015 are as follows:
	2016	2015
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2016 and 2015, the Fund had limited partnership interests in 48 and 50 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2016 and 2015 is as follows:
	2016	2015
Series 47	14	15
Series 48	10	11
Series 49	24	24
Total	48	50

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the three months ended June 30, 2016 and 2015, the Fund disposed of two and zero Operating Partnerships, resepctively. A summary of the dispositions by Series for June 30, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 47	-	1	$-	$-
Series 48	-	1	-	-
Series 49	-	-	-	-
Total	-	2	$-	$-

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Partnership's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March, 2016.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2016	2015
Revenues
Rental	$ 5,465,451	$ 5,756,323
Interest and other	162,295	175,956
	5,627,746	5,932,279

Expenses
Interest	657,909	851,096
Depreciation and amortization	1,596,191	1,605,412
Operating expenses	3,697,028	4,157,972
	5,951,128	6,614,480

NET LOSS	$ (323,382)	$ (682,201)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (320,148)	$ (675,378)

Net loss allocated to other Partners	$ (3,234)	$ (6,823)

* Amounts include $174,058 and $369,332 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2016	2015
Revenues
Rental	$ 2,072,234	$ 2,238,211
Interest and other	50,566	43,950
	2,122,800	2,282,161

Expenses
Interest	244,551	332,755
Depreciation and amortization	493,366	542,082
Operating expenses	1,428,706	1,627,078
	2,166,623	2,501,915

NET LOSS	$ (43,823)	$ (219,754)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (43,385)	$ (217,557)

Net loss allocated to other Partners	$ (438)	$ (2,197)

* Amounts include $43,385 and $209,399 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2016	2015
Revenues
Rental	$ 1,035,078	$ 1,245,130
Interest and other	18,637	29,143
	1,053,715	1,274,273

Expenses
Interest	57,113	149,284
Depreciation and amortization	269,156	328,981
Operating expenses	734,528	886,783
	1,060,797	1,365,048

NET LOSS	$ (7,082)	$ (90,775)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (7,011)	$ (89,866)

Net loss allocated to other Partners	$ (71)	$ (909)

* Amounts include $7,011 and $68,364 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2016	2015
Revenues
Rental	$ 2,358,139	$ 2,272,982
Interest and other	93,092	102,863
	2,451,231	2,375,845

Expenses
Interest	356,245	369,057
Depreciation and amortization	833,669	734,349
Operating expenses	1,533,794	1,644,111
	2,723,708	2,747,517

NET LOSS	$ (272,477)	$ (371,672)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (269,752)	$ (367,955)

Net loss allocated to other Partners	$ (2,725)	$ (3,717)

* Amounts include $123,662 and $91,569 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2016 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2016 were $271,925 and total fund management fees accrued as of June 30, 2016 were $7,193,534. During the quarter ended June 30, 2016, none of the accrued fund management fees were paid. Pursuant to the Partnership

Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2016.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 1 of the Operating Partnerships and 14 remain.

During the quarter ended June 30, 2016, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

During the quarter ended June 30, 2016, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2016, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2016. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2016, the Fund held limited partnership interests in 48 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2016 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 90,820	$ 57,301	$ 33,519
Series 48	53,329	59,200	(5,871)
Series 49	127,776	5,362	122,414
	$271,925	$121,863	$150,062

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 14 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 47 reflects a net loss from Operating Partnerships of $(43,823) and $(219,754), respectively, which includes depreciation and amortization of $493,366 and $542,082, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operated below breakeven from 2006 - 2015. The investment general partner worked with the operating general partner and the management company in an attempt to improve operations. Whether the operating general partner's operating deficit guarantee had expired was disputed by the operating general partner and the investment general partner. Nevertheless, operating deficits were partially financed by advances from the operating general partner during the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 and a subsequent purchase and sale agreement in January 2016 to sell the property to a buyer who agreed to manage the property compliant with the requirements of Section 42 and sign a post transfer compliance and indemnity agreement and a personal guaranty. The subject property sale was completed on April 8, 2016. Although there were no distributable proceeds to the investment limited partners from the sale, the buyer of the property did execute a post transfer compliance & indemnity agreement, and a personal guaranty at closing preventing a foreclosure and mitigating the risk of recapture costs for the investment limited partners. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded as of June 30, 2016.

Park Plaza Village Limited Partnership (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses in 2014, the property operated below breakeven. The property operated above breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village, LP expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Park Plaza Village Apartments subsequent to June 30, 2016.

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

Series 48

As of June 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 48 reflects a net loss from Operating Partnerships of $(7,082) and $(90,775), respectively, which includes depreciation and amortization of $269,156 and $328,981, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family property in Hammond, LA. In March 2016, heavy rains caused flash flooding in the area. Of the total 48 units, 32 were severely damaged and are no longer able to be occupied. The total insurance claim was for $520,000. As of June 30, 2016, the property was 90% occupied. Repairs have been made to all units and the manager is working to fill the last five vacant units. Management has three units pre-leased for July move-ins. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to CTP Limited Partnership expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for CTP Limited Partnership subsequent to June 30, 2016.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operated below breakeven from 2006 - 2015. The investment general partner worked with the operating general partner and the management company in an attempt to improve operations. Whether the operating general partner's operating deficit guarantee had expired was disputed by the operating general partner and the investment general partner. Nevertheless, operating deficits were partially financed by advances from the operating general partner during the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 and a subsequent purchase and sale agreement in January 2016 to sell the property to a buyer who agreed to manage the property compliant with the requirements of Section 42 and sign a post transfer compliance and indemnity agreement and a personal guaranty. The subject property sale was completed on April 8, 2016. Although there were no distributable proceeds to the investment limited partners from the sale, the buyer of the property did execute a post transfer compliance & indemnity agreement, and a personal guaranty at closing preventing a foreclosure and mitigating the risk of recapture costs for the investment limited partners. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded as of June 30, 2016.

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy, the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The operating general partner remains under the operating deficit guarantee until the property can demonstrate 12 consecutive months of above breakeven operations. The 15-year low income housing tax credit compliance period with respect to Wyndam Place Senior Residences expires on December 31, 2020.

Series 49

As of June 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 49 reflects a net loss from Operating Partnerships of $(272,477) and $(371,672), respectively, which includes depreciation and amortization of $833,669 and $734,349, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden - Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Due to decreasing occupancy levels since the fourth quarter of 2014, the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on March 31, 2010. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden - Bartlesville Partners, L.P., expires on December 31, 2020.

Meadow Glen Apartments, L.P. (Meadow Glen Apartments) is a 20-unit family property located in Kingfisher, OK. Due to decreasing occupancy levels in the first quarter of 2015, the property operated below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on September 30, 2008. The 15-year low income housing tax credit compliance period with respect to Meadow Glen Apartments, Limited Partnership, expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Meadow Glen Apartments, L.P. subsequent to June 30, 2016.

Linden - Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family property in Shawnee, OK. The 2015 audited financial statements indicate above breakeven operations for the year; however, occupancy declined throughout 2015 and during the first quarter of 2016. Operations are below breakeven in 2016. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2016.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 12, 2016		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 12, 2016	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 12, 2016	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.