Form 10-Q
period 2016-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2016-11-14
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,133,062	$ 2,460,506

OTHER ASSETS

Cash and cash equivalents	1,137,349	969,029
Acquisition costs, net	60,292	120,582
Other assets	106,411	106,411
	$ 3,437,114	$ 3,656,528

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 843
Accounts payable affiliates	7,459,193	6,921,609
Capital contributions payable	101	101
	7,459,637	6,922,553

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,776,706 outstanding as of September 30, 2016 and March 31, 2016.	(3,751,264)	(2,996,658)
General Partner	(271,259)	(269,367)
	(4,022,523)	(3,266,025)
	$ 3,437,114	$ 3,656,528

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	337,002	251,317
Acquisition costs, net	-	-
Other assets	-	-
	$ 337,002	$ 251,317

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 385
Accounts payable affiliates	3,186,972	3,008,465
Capital contributions payable	-	-
	3,186,972	3,008,850

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding as of September 30, 2016 and March 31, 2016.	(2,766,137)	(2,673,931)
General Partner	(83,833)	(83,602)
	(2,849,970)	(2,757,533)
	$ 337,002	$ 251,317

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	322,968	244,197
Acquisition costs, net	-	-
Other assets	-	-
	$ 322,968	$ 244,197

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 115
Accounts payable affiliates	1,887,325	1,783,800
Capital contributions payable	-	-
	1,887,325	1,783,915

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding as of September 30, 2016 and March 31, 2016.	(1,509,684)	(1,485,107)
General Partner	(54,673)	(54,611)
	(1,564,357)	(1,539,718)
	$ 322,968	$ 244,197

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 2,133,062	$ 2,460,506

OTHER ASSETS
Cash and cash equivalents	477,379	473,515
Acquisition costs, net	60,292	120,582
Other assets	106,411	106,411
	$ 2,777,144	$ 3,161,014

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	2,384,896	2,129,344
Capital contributions payable	101	101
	2,385,340	2,129,788

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,999,000 outstanding as of September 30, 2016 and March 31, 2016.	524,557	1,162,380
General Partner	(132,753)	(131,154)
	391,804	1,031,226
	$ 2,777,144	$ 3,161,014

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 588	$ 534
Other income	68,575	10,035
	69,163	10,569

Share of loss from Operating Partnerships(Note D)	(152,068)	(204,038)

Expenses
Professional fees	63,201	69,123
Fund management fee, net (Note C)	257,389	254,208
Amortization	30,145	67,539
General and administrative expenses	17,801	15,943
	368,536	406,813

NET LOSS	$ (451,441)	$ (600,282)

Net loss allocated to assignees	$ (450,313)	$ (598,781)

Net loss allocated to general partner	$ (1,128)	$ (1,501)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2016	2015

Income
Interest income	$ 111	$ 89
Other income	38,547	6,399
	38,658	6,488

Share of loss from Operating Partnerships(Note D)	-	(4,428)

Expenses
Professional fees	19,429	22,084
Fund management fee, net (Note C)	84,103	92,102
Amortization	-	11,960
General and administrative expenses	5,684	5,050
	109,216	131,196

NET LOSS	$ (70,558)	$ (129,136)

Net loss allocated to assignees	$ (70,382)	$ (128,813)

Net loss allocated to general partner	$ (176)	$ (323)

Net loss per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2016	2015

Income
Interest income	$ 124	$ 105
Other income	29,450	657
	29,574	762

Share of loss from Operating Partnerships(Note D)	-	(3,861)

Expenses
Professional fees	16,756	17,758
Fund management fee, net (Note C)	50,196	56,495
Amortization	-	13,731
General and administrative expenses	4,927	4,240
	71,879	92,224

NET LOSS	$ (42,305)	$ (95,323)

Net loss allocated to assignees	$ (42,199)	$ (95,085)

Net loss allocated to general partner	$ (106)	$ (238)

Net loss per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2016	2015

Income
Interest income	$ 353	$ 340
Other income	578	2,979
	931	3,319

Share of loss from Operating Partnerships(Note D)	(152,068)	(195,749)

Expenses
Professional fees	27,016	29,281
Fund management fee, net (Note C)	123,090	105,611
Amortization	30,145	41,848
General and administrative expenses	7,190	6,653
	187,441	183,393

NET LOSS	$ (338,578)	$ (375,823)

Net loss allocated to assignees	$ (337,732)	$ (374,883)

Net loss allocated to general partner	$ (846)	$ (940)

Net loss per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$ 1,170	$ 27,325
Other income	119,021	10,773
	120,191	38,098

Share of loss from Operating Partnerships(Note D)	(298,158)	(510,084)

Expenses
Professional fees	79,014	86,558
Fund management fee, net (Note C)	407,451	526,351
Amortization	60,290	135,078
General and administrative expenses	31,776	25,381
	578,531	773,368

NET LOSS	$ (756,498)	$(1,245,354)

Net loss allocated to assignees	$ (754,606)	$(1,242,241)

Net loss allocated to general partner	$ (1,892)	$ (3,113)

Net loss per BAC	$ (.06)	$ (.11)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2016	2015

Income
Interest income	$ 219	$ 169
Other income	59,494	7,137
	59,713	7,306

Share of loss from Operating Partnerships(Note D)	-	(12,586)

Expenses
Professional fees	24,368	26,979
Fund management fee, net (Note C)	117,622	182,501
Amortization	-	23,920
General and administrative expenses	10,160	8,080
	152,150	241,480

NET LOSS	$ (92,437)	$ (246,760)

Net loss allocated to assignees	$ (92,206)	$ (246,143)

Net loss allocated to general partner	$ (231)	$ (617)

Net loss per BAC	$ (.03)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2016	2015

Income
Interest income	$ 246	$ 210
Other income	49,102	657
	49,348	867

Share of loss from Operating Partnerships(Note D)	-	(25,363)

Expenses
Professional fees	20,962	21,993
Fund management fee, net (Note C)	44,325	111,690
Amortization	-	27,462
General and administrative expenses	8,700	6,935
	73,987	168,080

NET LOSS	$ (24,639)	$ (192,576)

Net loss allocated to assignees	$ (24,577)	$ (192,095)

Net loss allocated to general partner	$ (62)	$ (481)

Net loss per BAC	$ (.01)	$ (.08)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2016	2015

Income
Interest income	$ 705	$ 26,946
Other income	10,425	2,979
	11,130	29,925

Share of loss from Operating Partnerships(Note D)	(298,158)	(472,135)

Expenses
Professional fees	33,684	37,586
Fund management fee, net (Note C)	245,504	232,160
Amortization	60,290	83,696
General and administrative expenses	12,916	10,366
	352,394	363,808

NET LOSS	$ (639,422)	$ (806,018)

Net loss allocated to assignees	$ (637,823)	$ (804,003)

Net loss allocated to general partner	$ (1,599)	$ (2,015)

Net loss per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2016	$(2,996,658)	$(269,367)	$(3,266,025)

Net loss	(754,606)	(1,892)	(756,498)

Partners' capital (deficit), September 30, 2016	$(3,751,264)	$(271,259)	$(4,022,523)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2016	$(2,673,931)	$ (83,602)	$(2,757,533)

Net loss	(92,206)	(231)	(92,437)

Partners' capital (deficit), September 30, 2016	$(2,766,137)	$ (83,833)	$(2,849,970)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2016	$(1,485,107)	$ (54,611)	$(1,539,718)

Net loss	(24,577)	(62)	(24,639)

Partners' capital (deficit), September 30, 2016	$(1,509,684)	$ (54,673)	$(1,564,357)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2016	$ 1,162,380	$(131,154)	$ 1,031,226

Net loss	(637,823)	(1,599)	(639,422)

Partners' capital (deficit), September 30, 2016	$ 524,557	$(132,753)	$ 391,804

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net loss	$ (756,498)	$(1,245,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	60,290	135,078
Distributions from Operating Partnerships	29,286	55,619
Share of loss from Operating Partnerships	298,158	510,084
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(500)	-
Increase in accounts payable affiliates	537,584	568,914

Net cash provided by operating activities	168,320	24,341

INCREASE IN CASH AND CASH EQUIVALENTS	168,320	24,341

Cash and cash equivalents, beginning	969,029	854,750

Cash and cash equivalents, ending	$ 1,137,349	$ 879,091

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 47

	2016	2015
Cash flows from operating activities:

Net loss	$ (92,437)	$ (246,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	23,920
Distributions from Operating Partnerships	-	26,100
Share of loss from Operating Partnerships	-	12,586
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(385)	-
Increase in accounts payable affiliates	178,507	194,172

Net cash provided by operating activities	85,685	10,018

INCREASE IN CASH AND CASH EQUIVALENTS	85,685	10,018

Cash and cash equivalents, beginning	251,317	218,870

Cash and cash equivalents, ending	$ 337,002	$ 228,888

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 48

	2016	2015
Cash flows from operating activities:

Net loss	$ (24,639)	$ (192,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	27,462
Distributions from Operating Partnerships	-	26,100
Share of loss from Operating Partnerships	-	25,363
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(115)	-
Increase in accounts payable affiliates	103,525	119,190

Net cash provided by operating activities	78,771	5,539

INCREASE IN CASH AND CASH EQUIVALENTS	78,771	5,539

Cash and cash equivalents, beginning	244,197	222,229

Cash and cash equivalents, ending	$ 322,968	$ 227,768

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 49

	2016	2015
Cash flows from operating activities:

Net loss	$ (639,422)	$ (806,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	60,290	83,696
Distributions from Operating Partnerships	29,286	3,419
Share of loss from Operating Partnerships	298,158	472,135
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	255,552	255,552

Net cash provided by operating activities	3,864	8,784

INCREASE IN CASH AND CASH EQUIVALENTS	3,864	8,784

Cash and cash equivalents, beginning	473,515	413,651

Cash and cash equivalents, ending	$ 477,379	$ 422,435

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2016
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2016, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2016:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2016 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 47	$ -	$ 23,920
Series 48	-	27,462
Series 49	60,290	83,696
	$ 60,290	$ 135,078

The remaining acquisition costs are expected to be amortized in the year ending March 31, 2017.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2016 and 2015 are as follows:

	2016	2015
Series 47	$ 87,687	$ 97,086
Series 48	50,196	59,595
Series 49	127,776	127,776
Total	$265,659	$284,457

The fund management fees paid for the quarters ended September 30, 2016 and 2015 are as follows:
	2016	2015
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the six months ended September 30, 2016 and 2015 are as follows:
	2016	2015
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2016 and 2015, the Fund had limited partnership interests in 48 and 50 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2016 and 2015 is as follows:
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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2016 and 2015, the Fund disposed of two and zero Operating Partnerships, respectively. A summary of the dispositions by Series for September 30, 2016 is as follows:

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2016.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2016	2015
Revenues
Rental	$ 10,894,085	$ 11,549,822
Interest and other	300,214	358,651
	11,194,299	11,908,473

Expenses
Interest	1,335,669	1,691,587
Depreciation and amortization	3,080,306	3,300,323
Operating expenses	7,364,633	8,157,052
	11,780,608	13,148,962

NET LOSS	$ (586,309)	$(1,240,489)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (580,446)	$(1,228,084)

Net loss allocated to other Partners	$ (5,863)	$ (12,405)

* Amounts include $282,288 and $718,000 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2016	2015
Revenues
Rental	$ 4,099,569	$ 4,489,036
Interest and other	100,604	101,574
	4,200,173	4,590,610

Expenses
Interest	488,058	664,511
Depreciation and amortization	964,489	1,085,074
Operating expenses	2,816,674	3,265,051
	4,269,221	5,014,636

NET LOSS	$ (69,048)	$ (424,026)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (68,358)	$ (419,786)

Net loss allocated to other Partners	$ (690)	$ (4,240)

* Amounts include $68,358 and $407,200 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2016	2015
Revenues
Rental	$ 2,077,541	$ 2,488,297
Interest and other	41,164	60,721
	2,118,705	2,549,018

Expenses
Interest	127,912	301,497
Depreciation and amortization	538,218	657,416
Operating expenses	1,454,274	1,746,987
	2,120,404	2,705,900

NET LOSS	$ (1,699)	$ (156,882)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (1,682)	$ (155,313)

Net loss allocated to other Partners	$ (17)	$ (1,569)

* Amounts include $1,682 and $129,950 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2016	2015
Revenues
Rental	$ 4,716,975	$ 4,572,489
Interest and other	158,446	196,356
	4,875,421	4,768,845

Expenses
Interest	719,699	725,579
Depreciation and amortization	1,577,599	1,557,833
Operating expenses	3,093,685	3,145,014
	5,390,983	5,428,426

NET LOSS	$ (515,562)	$ (659,581)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (510,406)	$ (652,985)

Net loss allocated to other Partners	$ (5,156)	$ (6,596)

* Amounts include $212,248 and $180,850 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2016
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

NOTE G - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2016 were $265,659 and total fund management fees accrued as of September 30, 2016 were $7,459,193. During the quarter ended September 30, 2016, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2016.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 1 of the Operating Partnerships and 14 remain.

During the quarter ended September 30, 2016, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

During the quarter ended September 30, 2016, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2016, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2016. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2016, the Fund held limited partnership interests in 48 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2016 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 87,687	$ 3,584	$ 84,103
Series 48	50,196	-	50,196
Series 49	127,776	4,686	123,090
	$265,659	$ 8,270	$257,389

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$178,507	$ 60,885	$117,622
Series 48	103,525	59,200	44,325
Series 49	255,552	10,048	245,504
	$537,584	$130,133	$407,451

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 14 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 47 reflects a net loss from Operating Partnerships of $(69,048) and $(424,026), respectively, which includes depreciation and amortization of $964,489 and $1,085,074, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Due to low rental rates and high operating expenses, the property operates below breakeven. However, the year-to-date operating deficit is lower than prior years due to increased rental income. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee is unlimited in time and up to $542,490. The 15-year low income tax credit compliance period with respect to CP Continental expires on December 31, 2019.

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

Park Plaza Village Limited Partnership (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses in 2014, the property operated below breakeven. The property operated above breakeven in 2015, but occupancy continues to fluctuate averaging only 86% for the year. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village, LP expires on December 31, 2018.

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

Series 48

As of September 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 48 reflects a net loss from Operating Partnerships of $(1,699) and $(156,882), respectively, which includes depreciation and amortization of $538,218 and $657,416, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family property in Hammond, LA. In August 2016, heavy rains caused flash flooding in the area. Of the total 48 units, 32 were severely damaged and are no longer able to be occupied. These same units were impacted by the March 2016 floods and were fully repaired and occupied at the time of the most recent flooding. As of September 30, 2016, the property was 33% occupied. All 16 non-damaged units are occupied. An adjuster visited the property and a claim has been made and is expected to be around $500,000. All unit demolition has been completed and initial repairs have started. Management expects all units to be back online by the end of October 2016 and all units re-occupied by the end of November 2016. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to CTP Limited Partnership expires on December 31, 2019.

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

Series 49

As of September 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 49 reflects a net loss from Operating Partnerships of $(515,562) and $(659,581), respectively, which includes depreciation and amortization of $1,577,599 and $1,557,833, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015 and the first three quarters of 2016. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject operating partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, LLC expires on December 31, 2021.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Due to decreasing occupancy levels since the fourth quarter of 2014, the property operates below breakeven. The operating general partner recently secured a debt modification, reducing the interest rate of the mortgage to 5.50%, effective October 17, 2016. The debt modification will reduce annual debt service payments by approximately $11,000. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating deficit guarantee expired on March 31, 2010. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

Linden-Shawnee Partners, Limited Partnership is a 54-unit family property in Shawnee, OK. The property operated above breakeven in 2015; however, occupancy declined throughout 2015 and during the first quarter of 2016, resulting in below breakeven operations. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and operations. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 14, 2016		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2016	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 14, 2016	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.