Form 10-Q
period 2016-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2017-02-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-6
Condensed Statements of Operations	7-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-16
Condensed Statements of Cash Flows	17-20
Notes to Condensed Financial Statements	21-29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,971,947	$ 2,460,506

OTHER ASSETS

Cash and cash equivalents	1,157,917	969,029
Acquisition costs, net	30,147	120,582
Other assets	106,411	106,411
	$ 3,266,422	$ 3,656,528

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 843
Accounts payable affiliates	7,724,852	6,921,609
Capital contributions payable	101	101
	7,725,296	6,922,553

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,776,706 outstanding as of December 31, 2016 and March 31, 2016.	(4,186,525)	(2,996,658)
General Partner	(272,349)	(269,367)
	(4,458,874)	(3,266,025)
	$ 3,266,422	$ 3,656,528

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	343,491	251,317
Acquisition costs, net	-	-
Other assets	-	-
	$ 343,491	$ 251,317

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 385
Accounts payable affiliates	3,274,659	3,008,465
Capital contributions payable	-	-
	3,274,659	3,008,850

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding as of December 31, 2016 and March 31, 2016.	(2,847,132)	(2,673,931)
General Partner	(84,036)	(83,602)
	(2,931,168)	(2,757,533)
	$ 343,491	$ 251,317

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	327,358	244,197
Acquisition costs, net	-	-
Other assets	-	-
	$ 327,358	$ 244,197

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 115
Accounts payable affiliates	1,937,521	1,783,800
Capital contributions payable	-	-
	1,937,521	1,783,915

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and outstanding as of December 31, 2016 and March 31, 2016.	(1,555,376)	(1,485,107)
General Partner	(54,787)	(54,611)
	(1,610,163)	(1,539,718)
	$ 327,358	$ 244,197

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2016	March 31, 2016
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 1,971,947	$ 2,460,506

OTHER ASSETS
Cash and cash equivalents	487,068	473,515
Acquisition costs, net	30,147	120,582
Other assets	106,411	106,411
	$ 2,595,573	$ 3,161,014

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	2,512,672	2,129,344
Capital contributions payable	101	101
	2,513,116	2,129,788

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,999,000 outstanding as of December 31, 2016 and March 31, 2016.	215,983	1,162,380
General Partner	(133,526)	(131,154)
	82,457	1,031,226
	$ 2,595,573	$ 3,161,014

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2016	2015

Income
Interest income	$ 531	$ 539
Other income	19,335	6,152
	19,866	6,691

Share of loss from Operating Partnerships(Note D)	(152,068)	(193,994)

Expenses
Professional fees	3,219	18,358
Fund management fee, net (Note C)	247,409	234,279
Amortization	30,145	67,539
General and administrative expenses	23,374	23,442
	304,147	343,618

NET LOSS	$ (436,349)	$ (530,921)

Net loss allocated to assignees	$ (435,258)	$ (529,594)

Net loss allocated to general partner	$ (1,091)	$ (1,327)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2016	2015

Income
Interest income	$ 85	$ 89
Other income	8,638	738
	8,723	827

Share of loss from Operating Partnerships(Note D)	-	(8,683)

Expenses
Professional fees	967	6,038
Fund management fee, net (Note C)	81,812	92,086
Amortization	-	11,960
General and administrative expenses	7,142	7,216
	89,921	117,300

NET LOSS	$ (81,198)	$ (125,156)

Net loss allocated to assignees	$ (80,995)	$ (124,843)

Net loss allocated to general partner	$ (203)	$ (313)

Net loss per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2016	2015

Income
Interest income	$ 102	$ 104
Other income	7,900	-
	8,002	104

Share of loss from Operating Partnerships(Note D)	-	(6,913)

Expenses
Professional fees	645	5,861
Fund management fee, net (Note C)	47,696	55,295
Amortization	-	13,731
General and administrative expenses	5,465	5,561
	53,806	80,448

NET LOSS	$ (45,804)	$ (87,257)

Net loss allocated to assignees	$ (45,689)	$ (87,039)

Net loss allocated to general partner	$ (115)	$ (218)

Net loss per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2016	2015

Income
Interest income	$ 344	$ 346
Other income	2,797	5,414
	3,141	5,760

Share of loss from Operating Partnerships(Note D)	(152,068)	(178,398)

Expenses
Professional fees	1,607	6,459
Fund management fee, net (Note C)	117,901	86,898
Amortization	30,145	41,848
General and administrative expenses	10,767	10,665
	160,420	145,870

NET LOSS	$ (309,347)	$ (318,508)

Net loss allocated to assignees	$ (308,574)	$ (317,712)

Net loss allocated to general partner	$ (773)	$ (796)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2016	2015

Income
Interest income	$ 1,700	$ 27,864
Other income	138,357	16,925
	140,057	44,789

Share of loss from Operating Partnerships(Note D)	(450,226)	(704,078)

Expenses
Professional fees	82,235	104,917
Fund management fee, net (Note C)	654,860	760,631
Amortization	90,435	202,617
General and administrative expenses	55,150	48,825
	882,680	1,116,990

NET LOSS	$(1,192,849)	$(1,776,279)

Net loss allocated to assignees	$(1,189,867)	$(1,771,838)

Net loss allocated to general partner	$ (2,982)	$ (4,441)

Net loss per BAC	$ (.10)	$ (.15)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2016	2015

Income
Interest income	$ 304	$ 258
Other income	68,132	7,875
	68,436	8,133

Share of loss from Operating Partnerships(Note D)	-	(21,269)

Expenses
Professional fees	25,335	33,017
Fund management fee, net (Note C)	199,434	274,587
Amortization	-	35,880
General and administrative expenses	17,302	15,297
	242,071	358,781

NET LOSS	$ (173,635)	$ (371,917)

Net loss allocated to assignees	$ (173,201)	$ (370,987)

Net loss allocated to general partner	$ (434)	$ (930)

Net loss per BAC	$ (.05)	$ (.11)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2016	2015

Income
Interest income	$ 347	$ 314
Other income	57,002	657
	57,349	971

Share of loss from Operating Partnerships(Note D)	-	(32,276)

Expenses
Professional fees	21,608	27,855
Fund management fee, net (Note C)	92,021	166,985
Amortization	-	41,193
General and administrative expenses	14,165	12,496
	127,794	248,529

NET LOSS	$ (70,445)	$ (279,834)

Net loss allocated to assignees	$ (70,269)	$ (279,134)

Net loss allocated to general partner	$ (176)	$ (700)

Net loss per BAC	$ (.03)	$ (.12)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2016	2015

Income
Interest income	$ 1,049	$ 27,292
Other income	13,223	8,393
	14,272	35,685

Share of loss from Operating Partnerships(Note D)	(450,226)	(650,533)

Expenses
Professional fees	35,292	44,045
Fund management fee, net (Note C)	363,405	319,059
Amortization	90,435	125,544
General and administrative expenses	23,683	21,032
	512,815	509,680

NET LOSS	$ (948,769)	$(1,124,528)

Net loss allocated to assignees	$ (946,397)	$(1,121,717)

Net loss allocated to general partner	$ (2,372)	$ (2,811)

Net loss per BAC	$ (.16)	$ (.19)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2016	$(2,996,658)	$(269,367)	$(3,266,025)

Net loss	(1,189,867)	(2,982)	(1,192,849)

Partners' capital (deficit), December 31, 2016	$(4,186,525)	$(272,349)	$(4,458,874)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2016	$(2,673,931)	$ (83,602)	$(2,757,533)

Net loss	(173,201)	(434)	(173,635)

Partners' capital (deficit), December 31, 2016	$(2,847,132)	$ (84,036)	$(2,931,168)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2016	$(1,485,107)	$ (54,611)	$(1,539,718)

Net loss	(70,269)	(176)	(70,445)

Partners' capital (deficit), December 31, 2016	$(1,555,376)	$ (54,787)	$(1,610,163)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2016	$ 1,162,380	$(131,154)	$ 1,031,226

Net loss	(946,397)	(2,372)	(948,769)

Partners' capital (deficit), December 31, 2016	$ 215,983	$(133,526)	$ 82,457

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2016	2015
Cash flows from operating activities:

Net loss	$(1,192,849)	$(1,776,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	90,435	202,617
Distributions from Operating Partnerships	38,333	84,030
Share of loss from Operating Partnerships	450,226	704,078
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(500)	-
Increase in accounts payable affiliates	803,243	853,371

Net cash provided by operating activities	188,888	67,817

INCREASE IN CASH AND CASH EQUIVALENTS	188,888	67,817

Cash and cash equivalents, beginning	969,029	854,750

Cash and cash equivalents, ending	$ 1,157,917	$ 922,567

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2016	2015
Cash flows from operating activities:

Net loss	$ (173,635)	$ (371,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	35,880
Distributions from Operating Partnerships	-	39,225
Share of loss from Operating Partnerships	-	21,269
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(385)	-
Increase in accounts payable affiliates	266,194	291,258

Net cash provided by operating activities	92,174	15,715

INCREASE IN CASH AND CASH EQUIVALENTS	92,174	15,715

Cash and cash equivalents, beginning	251,317	218,870

Cash and cash equivalents, ending	$ 343,491	$ 234,585

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2016	2015
Cash flows from operating activities:

Net loss	$ (70,445)	$ (279,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	41,193
Distributions from Operating Partnerships	-	39,225
Share of loss from Operating Partnerships	-	32,276
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	(115)	-
Increase in accounts payable affiliates	153,721	178,785

Net cash provided by operating activities	83,161	11,645

INCREASE IN CASH AND CASH EQUIVALENTS	83,161	11,645

Cash and cash equivalents, beginning	244,197	222,229

Cash and cash equivalents, ending	$ 327,358	$ 233,874

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2016	2015
Cash flows from operating activities:

Net loss	$ (948,769)	$(1,124,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	90,435	125,544
Distributions from Operating Partnerships	38,333	5,580
Share of loss from Operating Partnerships	450,226	650,533
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	383,328	383,328

Net cash provided by operating activities	13,553	40,457

INCREASE IN CASH AND CASH EQUIVALENTS	13,553	40,457

Cash and cash equivalents, beginning	473,515	413,651

Cash and cash equivalents, ending	$ 487,068	$ 454,108

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2016
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2016, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2016:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2016 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended December 31, 2016 and 2015 are as follows:

	2016	2015
Series 47	$ -	$ 35,880
Series 48	-	41,193
Series 49	90,435	125,544
	$ 90,435	$ 202,617

The remaining acquisition costs are expected to be amortized in the year ending March 31, 2017.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2016 and 2015 are as follows:

	2016	2015
Series 47	$ 87,687	$ 97,086
Series 48	50,196	59,595
Series 49	127,776	127,776
Total	$265,659	$284,457

The fund management fees paid for the quarters ended December 31, 2016 and 2015 are as follows:
	2016	2015
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2016 and 2015 are as follows:
	2016	2015
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2016 and 2015, the Fund had limited partnership interests in 48 and 50 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2016 and 2015 is as follows:
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

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the nine months ended December 31, 2016 and 2015, the Fund disposed of two and zero Operating Partnerships, respectively. A summary of the dispositions by Series for December 31, 2016 is as follows:

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2016.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2016	2015
Revenues
Rental	$ 16,322,718	$ 17,401,770
Interest and other	438,139	563,127
	16,760,857	17,964,897

Expenses
Interest	2,013,429	2,544,567
Depreciation and amortization	4,564,420	4,972,097
Operating expenses	11,037,239	12,295,424
	17,615,088	19,812,088

NET LOSS	$ (854,231)	$(1,847,191)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (845,688)	$(1,828,719)

Net loss allocated to other Partners	$ (8,543)	$ (18,472)

* Amounts include $395,462 and $1,124,641 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2016	2015
Revenues
Rental	$ 6,126,903	$ 6,694,343
Interest and other	150,643	158,098
	6,277,546	6,852,441

Expenses
Interest	731,566	994,937
Depreciation and amortization	1,435,613	1,616,289
Operating expenses	4,204,643	4,891,398
	6,371,822	7,502,624

NET LOSS	$ (94,276)	$ (650,183)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (93,333)	$ (643,681)

Net loss allocated to other Partners	$ (943)	$ (6,502)

* Amounts include $93,333 and $622,412 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2016	2015
Revenues
Rental	$ 3,120,004	$ 3,702,355
Interest and other	63,692	94,659
	3,183,696	3,797,014

Expenses
Interest	198,710	451,289
Depreciation and amortization	807,279	973,435
Operating expenses	2,179,019	2,618,102
	3,185,008	4,042,826

NET LOSS	$ (1,312)	$ (245,812)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (1,299)	$ (243,354)

Net loss allocated to other Partners	$ (13)	$ (2,458)

* Amounts include $1,299 and $211,078 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2016	2015
Revenues
Rental	$ 7,075,811	$ 7,005,072
Interest and other	223,804	310,370
	7,299,615	7,315,442

Expenses
Interest	1,083,153	1,098,341
Depreciation and amortization	2,321,528	2,382,373
Operating expenses	4,653,577	4,785,924
	8,058,258	8,266,638

NET LOSS	$ (758,643)	$ (951,196)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (751,056)	$ (941,684)

Net loss allocated to other Partners	$ (7,587)	$ (9,512)

* Amounts include $300,830 and $291,151 for 2016 and 2015, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2016
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2016 were $265,659 and total fund management fees accrued as of December 31, 2016 were $7,724,852. During the quarter ended December 31, 2016, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2016.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 1 of the Operating Partnerships and 14 remain.

During the quarter ended December 31, 2016, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

During the quarter ended December 31, 2016, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2016, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2016. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2016, the Fund held limited partnership interests in 48 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2016 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 87,687	$ 5,875	$ 81,812
Series 48	50,196	2,500	47,696
Series 49	127,776	9,875	117,901
	$265,659	$18,250	$247,409

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$266,194	$ 66,760	$199,434
Series 48	153,721	61,700	92,021
Series 49	383,328	19,923	363,405
	$803,243	$148,383	$654,860

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 14 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 47 reflects a net loss from Operating Partnerships of $(94,276) and $(650,183), respectively, which includes depreciation and amortization of $1,435,613 and $1,616,289, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Park Plaza Village Limited Partnership (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses, operations remain close to breakeven in 2016. Occupancy is averaging 82% for the year. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village, LP expires on December 31, 2018.

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

Series 48

As of December 31, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 48 reflects a net loss from Operating Partnerships of $(1,312) and $(245,812), respectively, which includes depreciation and amortization of $807,279 and $973,435, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CTP Limited Partnership (Contempo Apartments) is a 48-unit family property in CTP Limited Partnership (Contempo Apartments) is a 48-unit family property in Hammond, LA. In August 2016, heavy rains caused flash flooding in the area. Of the total 48 units, 32 were severely damaged and required rehabilitation. These same units were impacted by the March 2016 floods and were fully repaired and occupied at the time of the most recent flooding. As of December 31, 2016, the property was 94% occupied. An adjuster visited the property and a claim was made for approximately $500,000. All units have been fully repaired. The property remains on the Watchlist due to below breakeven operations in 2016. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to CTP Limited Partnership expires on December 31, 2019.

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

Wyndam-Emporia (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy, the property continues to operate below breakeven. The investment general partner continues to work with the operating general partner and the management company to monitor and improve operations. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The operating general partner remains under the operating deficit guarantee until the property can demonstrate twelve consecutive months of above breakeven operations. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

Series 49

As of December 31, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 49 reflects a net loss from Operating Partnerships of $(758,643) and $(951,196), respectively, which includes depreciation and amortization of $2,321,528 and $2,382,373, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Senior Apartments (Rosewood Place, LLC) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015 and 2016. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject operating partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, LLC expires on December 31, 2021.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Due to decreasing occupancy levels since the fourth quarter of 2014, the property operates below breakeven. The operating general partner recently secured a debt modification, reducing the interest rate of the mortgage to 5.50%, effective October 17, 2016. The debt modification reduces annual debt service payments by approximately $11,000. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

Linden-Shawnee Partners, Limited Partnership is a 54-unit family property in Shawnee, OK. The property operated above breakeven in 2015; however, occupancy declined throughout 2015 and the first half of 2016, resulting in below breakeven operations. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and operations. The operating general partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

Columbia Blackshear Senior Residences, LP (Columbia Blackshear Apartments) is a 78-unit senior property located in Atlanta, GA. Due to high operating expenses the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs. The operating general partner's operating deficit guarantee has expired; however, the operating general partner continues to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Blackshear Senior Residences, LP expires on December 31, 2021.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 13, 2017		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2017	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 13, 2017	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.