Form 10-K
period 2017-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2017-06-23
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2017

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2017, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2017 the Fund had invested in 14 Operating Partnerships on behalf of Series 47; 10 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 48 Operating Partnerships in three series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Countrybook Apartments	Champagne, IL	150	$5,537,594	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	432,720	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,303,072	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,269,874	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	8,295,387	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	388,285	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	723,202	11/04	11/04	100%	254,983

Parkland Manor Apartments	Leitchfield, KY	74	1,510,888	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,421,666	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,104,594	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	6,477,211	06/04	10/05	100%	1,948,109

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2017

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

The Vistas Apartments	Marble Falls, TX	124	$5,254,422	03/04	06/05	100%	$2,153,083

Time Square on the Hill	Fort Worth, TX	200	5,581,857	03/04	12/04	100%	3,078,424

Wellington Park Apts.	Houston, TX	244	10,999,677	01/04	07/05	100%	2,449,752

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Colusa Avenue Apartments	Chowchilla, CA	38	$1,710,198	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,445,328	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,279,192	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	8,295,387	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	388,285	03/04	03/05	100%	16,718

Starlite Village Apartments	Elizabethtown, KY	40	1,165,723	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,059,991	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	6,477,211	06/04	10/05	100%	1,948,110

Wellington Park Apartments	Houston, TX	244	10,999,677	01/04	07/05	100%	2,449,752

Wyndam Place Senior Residences	Emporia, KS	42	806,123	08/04	05/05	100%	2,822,685

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Bahia Palms Apartments	Laguna Vista, TX	64	$1,399,997	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,508,444	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	10,806,514	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	584,017	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,669,183	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,496,079	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	5,537,594	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,266,564	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,560,331	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	866,213	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	894,412	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,213,171	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2017

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Post Oak East Apartments	Fort Worth, TX	246	$12,565,398	07/04	05/06	100%	$1,141,118

RenaissanceVillage	Bowling Green, KY	34	559,674	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,215,930	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	3,704,280	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,283,263	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	7,165,028	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	972,003	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,390,837	01/05	12/05	100%	1,933,414

The Linden's Apartments	Bartesville, OK	54	945,144	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls, TX	124	5,254,422	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	902,542	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	427,483	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2017, the Fund has 5,183 BAC holders for an aggregate of 11,776,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,557 investors holding 3,478,334 BACs, Series 48 consists of 1,032 investors holding 2,299,372 BACs and Series 49 consists of 2,594 investors holding 6,000,000 BACs at March 31, 2017.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2017.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2017 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2017, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2017, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. As of March 31, 2017, 1 of the properties has been disposed of and 14 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2017, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2017, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. As of March 31, 2017, 1 of the properties has been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2017, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2017, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2017. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2017 and 2016, was $897,079, and $1,027,906, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties as of March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $268,493 and $(1,157,270), respectively in passive tax income (losses) that were passed through to the investors and also provided $0.01 and $0.37, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 47 was $0. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, net loss of the series was $231,675 and $1,676,942, respectively. The major components of the current year amount were share of losses from Operating Partnerships, impairment losses, and partnership management fees.

CP Continental L.P. (Time Square on the Hill) is a 200-unit family development located in Fort Worth, TX. Due to low rental rates and high operating expenses, the property operates below breakeven. However, the year-to-date operating deficit is lower than prior years due to increased rental income. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee is unlimited in time and up to $542,490. The 15-year low income tax credit compliance period with respect to CP Continental L.P. expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operated below breakeven from 2006 - 2015. The investment general partner worked with the operating general partner and the management company in an attempt to improve operations. Whether the operating general partner’s operating deficit guarantee had expired was disputed by the operating general partner and the investment general partner. Nevertheless, operating deficits were partially financed by advances from the operating general partner during the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 and a subsequent purchase and sale agreement in January 2016 to sell the property to a buyer who agreed to manage the property compliant with the requirements of Section 42 and sign a post transfer compliance and indemnity agreement and a personal guaranty. The subject property sale was completed on April 8, 2016. Although there were no distributable proceeds to the investment limited partners from the sale, the buyer of the property did execute a post transfer compliance & indemnity agreement, and a personal guaranty at closing preventing a foreclosure and mitigating the risk of recapture costs for the investment limited partners. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded as of June 30, 2016.

Park Plaza Village L.P. (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses, operations were below breakeven in 2016. Occupancy averaged 81% for the year. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village L.P. expires on December 31, 2018.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. Due to low occupancy, insufficient rental income and high operating expenses, the property continues to operate below breakeven. The investment general partner will continue to work closely with the operating general partner and the affiliated management company to improve operations. The operating general partner’s operating deficit guarantee has expired; however, operating general partner continues to fund deficits through advances and by accruing management fees. The 15-year low income housing tax credit compliance period with respect to Hillsboro Fountainhead, L.P. expires on December 31, 2019.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Due to a drastic decline in occupancy and high operating expenses associated with re-branding the property and improving the tenant pool, operations fell below breakeven in 2016 and remain below breakeven in 2017. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

(Series 48). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties as of March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(101,681) and $(202,017), respectively in passive tax income (losses) that were passed through to the investors and and also provided $0.02 and $0.58, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 48 was $0. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net loss of the series was $100,620 and $1,598,809, respectively. The major components of the current year amount were share of losses from operating partnerships, impairment loss, and partnership management fees.

CTP L.P. (Contempo Apartments) is a 48-unit family property in in Hammond, LA. As of March 31, 2017, the property was 92% occupied. In August 2016, heavy rains caused flash flooding in the area. Of the total 48 units, 32 were severely damaged and required rehabilitation. These same units were impacted by the March 2016 floods and were fully repaired and occupied at the time of the most recent flooding. An adjuster visited the property and a claim was made for approximately $500,000. All units have been fully repaired. The property operated below breakeven in 2016. The operating general partner’s operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to CTP L.P. expires on December 31, 2019.

McEver Vineyards, L.P. (McEver Vineyards Apartments) is a 220-unit family property in Gainesville, GA. Due to high operating expenses, burdensome debt service and insufficient rental rates the property operated below breakeven from 2006 - 2015. The investment general partner worked with the operating general partner and the management company in an attempt to improve operations. Whether the operating general partner’s operating deficit guarantee had expired was disputed by the operating general partner and the investment general partner. Nevertheless, operating deficits were partially financed by advances from the operating general partner during the past several years. The 15-year low income tax credit compliance period with respect to McEver Vineyards, LP expires on December 31, 2019. The operating general partner signed a letter of intent in December 2015 and a subsequent purchase and sale agreement in January 2016 to sell the property to a buyer who agreed to manage the property compliant with the requirements of Section 42 and sign a post transfer compliance and indemnity agreement and a personal guaranty. The subject property sale was completed on April 8, 2016. Although there were no distributable proceeds to the investment limited partners from the sale, the buyer of the property did execute a post transfer compliance & indemnity agreement, and a personal guaranty at closing preventing a foreclosure and mitigating the risk of recapture costs for the investment limited partners. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership has been recorded as of June 30, 2016.

Wyndam-Emporia L.P.(Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy, and management’s inability to raise rents, the property continues to operate below breakeven. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The investment general partner continues to work with the operating general partner and the management company to monitor and improve occupancy and operations. The operating general partner remains under the operating deficit guarantee until the property can demonstrate twelve consecutive months of above breakeven operations. The 15-year low income housing tax credit compliance period with respect to Wyndam-Emporia L.P. expires on December 31, 2020.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Due to a drastic decline in occupancy and high operating expenses associated with re-branding the property and improving the tenant pool, operations fell below breakeven in 2016 and remain below breakeven in 2017. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

(Series 49). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(2,066,075) and $(1,952,907), respectively in passive income tax (losses) that were passed through to the investors and and also provided $0.41 and $0.83, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 49 was $517,469 and $2,460,506, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net loss of the series was $2,527,536 and $4,857,394, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015 and 2016. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner’s personal assets, including the eventual sale of his operating general partner interest in the subject operating partnership. Although the operating general partner’s operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

Rural Housing Partners of Mauston L.P. (Brookview I & II Apartments) is a 22-unit family property located in Mauston, WI. Due to low occupancy and insufficient rental income the property operated below breakeven during the last several years. However, operations improved in 2016. Occupancy averaged 91% and the property operated above breakeven for the year. Occupancy as of March 31, 2017 was also 91%. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mauston L.P. expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Rural Housing Partners of Mauston L.P. subsequent to March 31, 2017.

Union Square Housing Partnership, A LA L.P. (Union Square Apartments) is a 32-unit family property in Junction City, LA. The property operated below breakeven in 2016 due to high operating expenses. The investment limited partner will continue to work with the operating general partner to reduce expenses and improve operations. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Union Square Housing Partnership, A LA L.P. expires on December 31, 2019.

Linden–Bartlesville Partners, L.P. (The Linden’s Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to decreasing occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (Linden’s Apartments) is a 54-unit family property in Shawnee, OK. Operations were below breakeven in 2016, largely due to management's inability to increase rents and retain current tenants, while incurring additional operating expenses. The Investment Limited Partner will continue to work with the Operating General Partner and management company to improve occupancy and operations. The Operating General Partner’s operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Columbia Blackshear Senior Residences, L.P. (Columbia Blackshear Apartments) is a 78-unit senior property located in Atlanta, GA. The property operated below breakeven in 2016 due to high operating expenses. In 2017 occupancy has been strong and expenses have decreased, resulting in above breakeven operations. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs. The operating general partner’s operating deficit guarantee has expired; however, the operating general partner continues to fund deficits if they arise. The 15-year low income housing tax credit compliance period with respect to Columbia Blackshear senior Residences, L.P. expires on December 31, 2021.

New Chester Townhouses, A L.P. (Chester Townhouses) is a 62-unit family property in Chester, SC. Operations were below breakeven in 2016 due to high operating expenses. The investment general partner will work with the operating general partner and management company to reduce operating expenses. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to New Chester Townhouses, A L.P. expires on December 31, 2021.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2017 and 2016. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2017.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 68, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 55, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 70, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 53, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2017 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2017 was $897,079.

2. The Fund has reimbursed an affiliate of the general partner a total of $54,976 for amounts charged to operations during the year ended March 31, 2017. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2017, 11,777,706 BACs had been issued.
The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.14%
Series 48	6.90%
Series 49	5.63%

(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2017.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,990	$16,291	$21,816
(2)	Audit Related Fees	3,150	2,450	6,300
(3)	Tax Fees	6,293	5,385	8,336
(4)	All Other Fees	2,303	1,833	3,273

	Total	$29,736	$25,959	$39,725

Fees paid to the Fund’s independent auditors for fiscal year 2016 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,430	$15,830	$21,030
(2)	Audit Related Fees	4,550	2,800	7,350
(3)	Tax Fees	6,110	5,230	8,090
(4)	All Other Fees	1,893	1,557	2,574

	Total	$29,983	$25,417	$39,044

(5)	Audit Committee

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

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2017 and 2016

Statements of Operations for the years ended March 31, 2017 and 2016

Statements of Changes in Partners' Capital (deficit) for the years ended March 31, 2017 and 2016

Statements of Cash Flows for the years ended March 31, 2017 and 2016

Notes to Financial Statements, March 31, 2017 and 2016

Columbia-Blackshear Senior Residences, L.P.

Filed herein as Exhibit 99.1

Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2016 and 2015

Statements of Operations, Years ended December 31, 2016 and 2015

Statements of Cash Flow, Years ended December 31, 2016 and 2015

Statements of Changes in Partners' Capital, Years ended December 31, 2016 and 2015

Notes to Financial Statements, December 31, 2016 and 2015

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner
Date:

June 23, 2017		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 23, 2017	/s/ John P. Manning	Director, President (Principal
	John P. Manning	Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

June 23, 2017	/s/ Marc N. Teal	Sr. Vice President, Chief Financial
	Marc N. Teal	Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.