Form 10-Q
period 2017-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2017-08-11
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)
Smaller Reporting Company ☒
Emerging Growth Company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-11
Condensed Statements of Changes in Partners' Capital (Deficit)	12-13
Condensed Statements of Cash Flows	14-17
Notes to Condensed Financial Statements	18-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	March 31, 2017

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 440,847	$ 517,469

OTHER ASSETS

Cash and cash equivalents	1,282,596	1,241,219
Other assets	106,411	106,411
	$ 1,829,854	$ 1,865,099

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	8,256,169	7,990,511
Capital contributions payable	101	101
	8,256,613	7,990,955

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,768,206 outstanding as of June 30, 2017 and March 31, 2017.	(6,149,490)	(5,849,339)
General Partner	(277,269)	(276,517)
	(6,426,759)	(6,125,856)
	$ 1,829,854	$ 1,865,099

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	397,113	373,138
Other assets	-	-
	$ 397,113	$ 373,138

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	3,450,032	3,362,346
Capital contributions payable	-	-
	3,450,032	3,362,346

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding as of June 30, 2017 and March 31, 2017.	(2,968,579)	(2,905,027)
General Partner	(84,340)	(84,181)
	(3,052,919)	(2,989,208)
	$ 397,113	$ 373,138

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	354,088	347,379
Other assets	-	-
	$ 354,088	$ 347,379

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	2,037,913	1,987,717
Capital contributions payable	-	-
	2,037,913	1,987,717

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,294,872 outstanding as of June 30, 2017 and March 31, 2017.	(1,628,853)	(1,585,475)
General Partner	(54,972)	(54,863)
	(1,683,825)	(1,640,338)
	$ 354,088	$ 347,379

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 440,847	$ 517,469

OTHER ASSETS
Cash and cash equivalents	531,395	520,702
Other assets	106,411	106,411
	$ 1,078,653	$ 1,144,582

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	2,768,224	2,640,448
Capital contributions payable	101	101
	2,768,668	2,640,892

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,995,000 outstanding as of June 30, 2017 and March 31, 2017.	(1,552,058)	(1,358,837)
General Partner	(137,957)	(137,473)
	(1,690,015)	(1,496,310)
	$ 1,078,653	$ 1,144,582

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2017	2016

Income
Interest income	$ 157	$ 581
Other income	47,980	50,446
	48,137	51,027

Share of loss from Operating Partnerships(Note D)	(76,622)	(146,090)

Expenses
Professional fees	17,332	15,813
Fund management fee, net (Note C)	242,113	150,062
Amortization	-	30,145
General and administrative expenses	12,973	13,974
	272,418	209,994

NET INCOME (LOSS)	$ (300,903)	$ (305,057)

Net income (loss) allocated to assignees	$ (300,151)	$ (304,294)

Net income (loss) allocated to general partner	$ (752)	$ (763)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2017	2016

Income
Interest income	$ 48	$ 108
Other income	20,113	20,948
	20,161	21,056

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	5,509	4,939
Fund management fee, net (Note C)	74,065	33,519
Amortization	-	-
General and administrative expenses	4,298	4,475
	83,872	42,933

NET INCOME (LOSS)	$ (63,711)	$ (21,877)

Net income (loss) allocated to assignees	$ (63,552)	$ (21,822)

Net income (loss) allocated to general partner	$ (159)	$ (55)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2017	2016

Income
Interest income	$ 43	$ 122
Other income	6,421	19,651
	6,464	19,773

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	4,809	4,206
Fund management fee, net (Note C)	41,196	(5,871)
Amortization	-	-
General and administrative expenses	3,946	3,773
	49,951	2,108

NET INCOME (LOSS)	$ (43,487)	$ 17,665

Net income (loss) allocated to assignees	$ (43,378)	$ 17,621

Net income (loss) allocated to general partner	$ (109)	$ 44

Net income (loss) per BAC	$ (.02)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2017	2016

Income
Interest income	$ 66	$ 351
Other income	21,446	9,847
	21,512	10,198

Share of loss from Operating Partnerships(Note D)	(76,622)	(146,090)

Expenses
Professional fees	7,014	6,668
Fund management fee, net (Note C)	126,852	122,414
Amortization	-	30,145
General and administrative expenses	4,729	5,726
	138,595	164,953

NET INCOME (LOSS)	$ (193,705)	$ (300,845)

Net income (loss) allocated to assignees	$ (193,221)	$ (300,093)

Net income (loss) allocated to general partner	$ (484)	$ (752)

Net income (loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2017	$(5,849,339)	$(276,517)	$(6,125,856)

Net loss	(300,151)	(752)	(300,903)

Partners' capital (deficit), June 30, 2017	$(6,149,490)	$(277,269)	$(6,426,759)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2017	$(2,905,027)	$ (84,181)	$(2,989,208)

Net loss	(63,552)	(159)	(63,711)

Partners' capital (deficit), June 30, 2017	$(2,968,579)	$ (84,340)	$(3,052,919)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2017	$(1,585,475)	$ (54,863)	$(1,640,338)

Net loss	(43,378)	(109)	(43,487)

Partners' capital (deficit), June 30, 2017	$(1,628,853)	$ (54,972)	$(1,683,825)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2017	$(1,358,837)	$(137,473)	$(1,496,310)

Net loss	(193,221)	(484)	(193,705)

Partners' capital (deficit), June 30, 2017	$(1,552,058)	$(137,957)	$(1,690,015)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:

Net income (loss)	$ (300,903)	$ (305,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	30,145
Distributions from Operating Partnerships	-	7,736
Share of loss from Operating Partnerships	76,622	146,090
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	(500)
Increase in accounts payable affiliates	265,658	271,925

Net cash provided by operating activities	41,377	150,339

INCREASE IN CASH AND CASH EQUIVALENTS	41,377	150,339

Cash and cash equivalents, beginning	1,241,219	969,029

Cash and cash equivalents, ending	$ 1,282,596	$ 1,119,368

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 47

	2017	2016
Cash flows from operating activities:

Net income (loss)	$ (63,711)	$ (21,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	(385)
Increase in accounts payable affiliates	87,686	90,820

Net cash provided by operating activities	23,975	68,558

INCREASE IN CASH AND CASH EQUIVALENTS	23,975	68,558

Cash and cash equivalents, beginning	373,138	251,317

Cash and cash equivalents, ending	$ 397,113	$ 319,875

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 48

	2017	2016
Cash flows from operating activities:

Net income (loss)	$ (43,487)	$ 17,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	(115)
Increase in accounts payable affiliates	50,196	53,329

Net cash provided by operating activities	6,709	70,879

INCREASE IN CASH AND CASH EQUIVALENTS	6,709	70,879

Cash and cash equivalents, beginning	347,379	244,197

Cash and cash equivalents, ending	$ 354,088	$ 315,076

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 49

	2017	2016
Cash flows from operating activities:

Net income (loss)	$ (193,705)	$ (300,845)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	30,145
Distributions from Operating Partnerships	-	7,736
Share of loss from Operating Partnerships	76,622	146,090
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	127,776	127,776

Net cash provided by operating activities	10,693	10,902

INCREASE IN CASH AND CASH EQUIVALENTS	10,693	10,902

Cash and cash equivalents, beginning	520,702	473,515

Cash and cash equivalents, ending	$ 531,395	$ 484,417

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2017
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2017, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2017:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2017 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2016, the lives of the remaining acquisition costs were reassessed and determined to be 1 year for Series 49. As of March 31, 2017, acquisition costs were fully amortized or impaired for Series 49.

Accumulated amortization of acquisition costs by Series for the quarters ended June 30, 2017 and 2016 are as follows:

	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	30,145
	$ -	$ 30,145

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2017 and 2016 are as follows:

	2017	2016
Series 47	$ 87,686	$ 90,820
Series 48	50,196	53,329
Series 49	127,776	127,776
Total	$265,658	$271,925

The fund management fees paid for the quarters ended June 30, 2017 and 2016 are as follows:
	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2017 and 2016, the Fund had limited partnership interests in 48 Operating Partnerships, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2017 and 2016 is as follows:
	2017	2016
Series 47	14	14
Series 48	10	10
Series 49	24	24
Total	48	48

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the three months ended June 30, 2017 and 2016, the Fund disposed of zero and two Operating Partnerships, respectively. A summary of the dispositions by Series for June 30, 2016 is as follows:

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2017.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2017	2016
Revenues
Rental	$ 5,467,464	$ 5,465,451
Interest and other	130,242	162,295
	5,597,706	5,627,746

Expenses
Interest	822,484	657,909
Depreciation and amortization	1,418,584	1,596,191
Operating expenses	4,189,919	3,697,028
	6,430,987	5,951,128

NET LOSS	$ (833,281)	$ (323,382)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (824,948)	$ (320,148)

Net loss allocated to other Partners	$ (8,333)	$ (3,234)

* Amounts include $748,326 and $174,058 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2017	2016
Revenues
Rental	$ 2,066,488	$ 2,072,234
Interest and other	44,165	50,566
	2,110,653	2,122,800

Expenses
Interest	302,926	244,551
Depreciation and amortization	448,948	493,366
Operating expenses	1,484,383	1,428,706
	2,236,257	2,166,623

NET LOSS	$ (125,604)	$ (43,823)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (124,348)	$ (43,385)

Net loss allocated to other Partners	$ (1,256)	$ (438)

* Amounts include $124,348 and $43,385 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2017	2016
Revenues
Rental	$ 1,009,907	$ 1,035,078
Interest and other	24,083	18,637
	1,033,990	1,053,715

Expenses
Interest	119,442	57,113
Depreciation and amortization	256,342	269,156
Operating expenses	1,043,481	734,528
	1,419,265	1,060,797

NET LOSS	$ (385,275)	$ (7,082)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (381,422)	$ (7,011)

Net loss allocated to other Partners	$ (3,853)	$ (71)

* Amounts include $381,422 and $7,011 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2017	2016
Revenues
Rental	$ 2,391,069	$ 2,358,139
Interest and other	61,994	93,092
	2,453,063	2,451,231

Expenses
Interest	400,116	356,245
Depreciation and amortization	713,294	833,669
Operating expenses	1,662,055	1,533,794
	2,775,465	2,723,708

NET LOSS	$ (322,402)	$ (272,477)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (319,178)	$ (269,752)

Net loss allocated to other Partners	$ (3,224)	$ (2,725)

* Amounts include $242,556 and $123,662 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended June 30, 2017 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2017 were $265,658 and total fund management fees accrued as of June 30, 2017 were $8,256,169. During the quarter ended June 30, 2017, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2017.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 1 of the Operating Partnerships and 14 remain.

During the quarter ended June 30, 2017, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

During the quarter ended June 30, 2017, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2017, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2017. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2017, the Fund held limited partnership interests in 48 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2017 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 87,686	$13,621	$ 74,065
Series 48	50,196	9,000	41,196
Series 49	127,776	924	126,852
	$265,658	$23,545	$242,113

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 14 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 47 reflects a net loss from Operating Partnerships of $(125,604) and $(43,823), respectively, which includes depreciation and amortization of $448,948 and $493,366, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Park Plaza Village L.P. (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses, operations were below breakeven in 2016. Occupancy averaged 81% in 2016 and 74% through June 2017. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village L.P. expires on December 31, 2018.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. The property has historically operated below breakeven due to low occupancy, insufficient rental income and high operating expenses. However, in 2017, occupancy has improved to 93% and operating expenses have decreased. The investment general partner will continue to work closely with the operating general partner and the affiliated management company to improve operations. The operating general partner's operating deficit guarantee has expired; however, operating general partner continues to fund deficits through advances and by accruing management fees. The 15-year low income housing tax credit compliance period with respect to Hillsboro Fountainhead, L.P. expires on December 31, 2019.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Due to a drastic decline in occupancy and high operating expenses associated with re-branding the property and improving the tenant pool, operations fell below breakeven in 2016 and remain below breakeven in 2017. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

Series 48

As of June 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 48 reflects a net loss from Operating Partnerships of $(385,275) and $(7,082), respectively, which includes depreciation and amortization of $256,342 and $269,156, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

CTP L.P. (Contempo Apartments) is a 48-unit family property in in Hammond, LA. As of June 30, 2017, the property was 94% occupied. In August 2016, heavy rains caused flash flooding in the area. Of the total 48 units, 32 were severely damaged and required rehabilitation. These same units were impacted by the March 2016 floods and were fully repaired and occupied at the time of the most recent flooding. An adjuster visited the property and a claim was made for approximately $500,000. All units have been fully repaired. The property operated below breakeven in 2016, but has operated above breakeven in the first two quarters of 2017. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to CTP L.P. expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for CTP L.P.subsequent to June 30, 2017.

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

Wyndam-Emporia L.P. (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy, and management's inability to raise rents, the property continues to operate below breakeven. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The investment general partner continues to work with the operating general partner and the management company to monitor and improve occupancy and operations. The operating general partner remains under the operating deficit guarantee until the property can demonstrate twelve consecutive months of above breakeven operations. The 15-year low income housing tax credit compliance period with respect to Wyndam-Emporia L.P. expires on December 31, 2020.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Due to a drastic decline in occupancy and high operating expenses associated with re-branding the property and improving the tenant pool, operations fell below breakeven in 2016 and remain below breakeven in 2017. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

Series 49

As of June 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 49 reflects a net loss from Operating Partnerships of $(322,402) and $(272,477), respectively, which includes depreciation and amortization of $713,294 and $833,669, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations were below breakeven in 2016, largely due to management's inability to increase rents and retain current tenants, while incurring additional operating expenses. The Investment Limited Partner will continue to work with the Operating General Partner and management company to improve occupancy and operations. The Operating General Partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

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

New Chester Townhouses, A Limited Partnership (Chester Townhouses) is a 62-unit family property in Chester, SC. Operations were below breakeven in 2016 due to high operating expenses. Based on unaudited financials through the second quarter of 2017, operations have improved to above breakeven due to higher revenue and lower operating expenses. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to New Chester Townhouses, A Limited Partnership expires on December 31, 2021.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2017.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 11, 2017		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 11, 2017	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 11, 2017	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.