Form 10-Q
period 2017-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2017-11-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-17
Condensed Statements of Cash Flows	18-21
Notes to Condensed Financial Statements	22-30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	March 31, 2017

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 364,225	$ 517,469

OTHER ASSETS

Cash and cash equivalents	1,275,782	1,241,219
Other assets	106,411	106,411
	$ 1,746,418	$ 1,865,099

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	8,521,828	7,990,511
Capital contributions payable	101	101
	8,522,272	7,990,955

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,768,206 outstanding as of September 30, 2017 and March 31, 2017.	(6,497,712)	(5,849,339)
General Partner	(278,142)	(276,517)
	(6,775,854)	(6,125,856)
	$ 1,746,418	$ 1,865,099

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	386,040	373,138
Other assets	-	-
	$ 386,040	$ 373,138

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	3,537,719	3,362,346
Capital contributions payable	-	-
	3,537,719	3,362,346

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding as of September 30, 2017 and March 31, 2017.	(3,067,092)	(2,905,027)
General Partner	(84,587)	(84,181)
	(3,151,679)	(2,989,208)
	$ 386,040	$ 373,138

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	346,097	347,379
Other assets	-	-
	$ 346,097	$ 347,379

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	2,088,109	1,987,717
Capital contributions payable	-	-
	2,088,109	1,987,717

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,294,872 outstanding as of September 30, 2017 and March 31, 2017.	(1,686,895)	(1,585,475)
General Partner	(55,117)	(54,863)
	(1,742,012)	(1,640,338)
	$ 346,097	$ 347,379

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 364,225	$ 517,469

OTHER ASSETS
Cash and cash equivalents	543,645	520,702
Other assets	106,411	106,411
	$ 1,014,281	$ 1,144,582

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	2,896,000	2,640,448
Capital contributions payable	101	101
	2,896,444	2,640,892

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,995,000 outstanding as of September 30, 2017 and March 31, 2017.	(1,743,725)	(1,358,837)
General Partner	(138,438)	(137,473)
	(1,882,163)	(1,496,310)
	$ 1,014,281	$ 1,144,582

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2017	2016

Income
Interest income	$ 160	$ 588
Other income	56,574	68,575
	56,734	69,163

Share of loss from Operating Partnerships(Note D)	(76,622)	(152,068)

Expenses
Professional fees	61,613	63,201
Fund management fee, net (Note C)	248,483	257,389
Amortization	-	30,145
General and administrative expenses	19,116	17,801
	329,212	368,536

NET LOSS	$ (349,100)	$ (451,441)

Net loss allocated to assignees	$ (348,228)	$ (450,313)

Net loss allocated to general partner	$ (872)	$ (1,128)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2017	2016

Income
Interest income	$ 48	$ 111
Other income	11,988	38,547
	12,036	38,658

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	17,940	19,429
Fund management fee, net (Note C)	86,687	84,103
Amortization	-	-
General and administrative expenses	6,172	5,684
	110,799	109,216

NET LOSS	$ (98,763)	$ (70,558)

Net loss allocated to assignees	$ (98,516)	$ (70,382)

Net loss allocated to general partner	$ (247)	$ (176)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2017	2016

Income
Interest income	$ 43	$ 124
Other income	11,250	29,450
	11,293	29,574

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	15,657	16,756
Fund management fee, net (Note C)	48,396	50,196
Amortization	-	-
General and administrative expenses	5,429	4,927
	69,482	71,879

NET LOSS	$ (58,189)	$ (42,305)

Net loss allocated to assignees	$ (58,044)	$ (42,199)

Net loss allocated to general partner	$ (145)	$ (106)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2017	2016

Income
Interest income	$ 69	$ 353
Other income	33,336	578
	33,405	931

Share of loss from Operating Partnerships(Note D)	(76,622)	(152,068)

Expenses
Professional fees	28,016	27,016
Fund management fee, net (Note C)	113,400	123,090
Amortization	-	30,145
General and administrative expenses	7,515	7,190
	148,931	187,441

NET LOSS	$ (192,148)	$ (338,578)

Net loss allocated to assignees	$ (191,668)	$ (337,732)

Net loss allocated to general partner	$ (480)	$ (846)

Net loss per BAC	$ (.03)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2017	2016

Income
Interest income	$ 317	$ 1,170
Other income	104,554	119,021
	104,871	120,191

Share of loss from Operating Partnerships(Note D)	(153,244)	(298,158)

Expenses
Professional fees	78,942	79,014
Fund management fee, net (Note C)	490,596	407,451
Amortization	-	60,290
General and administrative expenses	32,087	31,776
	601,625	578,531

NET LOSS	$ (649,998)	$ (756,498)

Net loss allocated to assignees	$ (648,373)	$ (754,606)

Net loss allocated to general partner	$ (1,625)	$ (1,892)

Net loss per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2017	2016

Income
Interest income	$ 97	$ 219
Other income	32,101	59,494
	32,198	59,713

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	23,448	24,368
Fund management fee, net (Note C)	160,752	117,622
Amortization	-	-
General and administrative expenses	10,469	10,160
	194,669	152,150

NET LOSS	$ (162,471)	$ (92,437)

Net loss allocated to assignees	$ (162,065)	$ (92,206)

Net loss allocated to general partner	$ (406)	$ (231)

Net loss per BAC	$ (.05)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2017	2016

Income
Interest income	$ 86	$ 246
Other income	17,671	49,102
	17,757	49,348

Share of loss from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	20,465	20,962
Fund management fee, net (Note C)	89,592	44,325
Amortization	-	-
General and administrative expenses	9,374	8,700
	119,431	73,987

NET LOSS	$ (101,674)	$ (24,639)

Net loss allocated to assignees	$ (101,420)	$ (24,577)

Net loss allocated to general partner	$ (254)	$ (62)

Net loss per BAC	$ (.04)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2017	2016

Income
Interest income	$ 134	$ 705
Other income	54,782	10,425
	54,916	11,130

Share of loss from Operating Partnerships(Note D)	(153,244)	(298,158)

Expenses
Professional fees	35,029	33,684
Fund management fee, net (Note C)	240,252	245,504
Amortization	-	60,290
General and administrative expenses	12,244	12,916
	287,525	352,394

NET LOSS	$ (385,853)	$ (639,422)

Net loss allocated to assignees	$ (384,888)	$ (637,823)

Net loss allocated to general partner	$ (965)	$ (1,599)

Net loss per BAC	$ (.06)	$ (.11)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2017	$(5,849,339)	$(276,517)	$(6,125,856)

Net loss	(648,373)	(1,625)	(649,998)

Partners' capital (deficit), September 30, 2017	$(6,497,712)	$(278,142)	$(6,775,854)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2017	$(2,905,027)	$ (84,181)	$(2,989,208)

Net loss	(162,065)	(406)	(162,471)

Partners' capital (deficit), September 30, 2017	$(3,067,092)	$ (84,587)	$(3,151,679)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2017	$(1,585,475)	$ (54,863)	$(1,640,338)

Net loss	(101,420)	(254)	(101,674)

Partners' capital (deficit), September 30, 2017	$(1,686,895)	$ (55,117)	$(1,742,012)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2017	$(1,358,837)	$(137,473)	$(1,496,310)

Net loss	(384,888)	(965)	(385,853)

Partners' capital (deficit), September 30, 2017	$(1,743,725)	$(138,438)	$(1,882,163)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2017	2016
Cash flows from operating activities:

Net loss	$ (649,998)	$ (756,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	60,290
Distributions from Operating Partnerships	-	29,286
Share of loss from Operating Partnerships	153,244	298,158
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	(500)
Increase in accounts payable affiliates	531,317	537,584

Net cash (used in) provided by operating activities	34,563	168,320

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,563	168,320

Cash and cash equivalents, beginning	1,241,219	969,029

Cash and cash equivalents, ending	$ 1,275,782	$ 1,137,349

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 47

	2017	2016
Cash flows from operating activities:

Net loss	$ (162,471)	$ (92,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	(385)
Increase in accounts payable affiliates	175,373	178,507

Net cash (used in) provided by operating activities	12,902	85,685

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,902	85,685

Cash and cash equivalents, beginning	373,138	251,317

Cash and cash equivalents, ending	$ 386,040	$ 337,002

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 48

	2017	2016
Cash flows from operating activities:

Net loss	$ (101,674)	$ (24,639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	(115)
Increase in accounts payable affiliates	100,392	103,525

Net cash (used in) provided by operating activities	(1,282)	78,771

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,282)	78,771

Cash and cash equivalents, beginning	347,379	244,197

Cash and cash equivalents, ending	$ 346,097	$ 322,968

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 49

	2017	2016
Cash flows from operating activities:

Net loss	$ (385,853)	$ (639,422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	60,290
Distributions from Operating Partnerships	-	29,286
Share of loss from Operating Partnerships	153,244	298,158
Changes in assets and liabilities
(Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	255,552	255,552

Net cash (used in) provided by operating activities	22,943	3,864

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,943	3,864

Cash and cash equivalents, beginning	520,702	473,515

Cash and cash equivalents, ending	$ 543,645	$ 477,379

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2017
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2017, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2017:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2017 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended September 30, 2017 and 2016 are as follows:

	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	60,290
	$ -	$ 60,290

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2017 and 2016 are as follows:

	2017	2016
Series 47	$ 87,687	$ 87,687
Series 48	50,196	50,196
Series 49	127,776	127,776
Total	$265,659	$265,659

The fund management fees paid for the quarters ended September 30, 2017 and 2016 are as follows:
	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the six months ended September 30, 2017 and 2016 are as follows:
	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2017 and 2016, the Fund had limited partnership interests in 48 Operating Partnerships, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2017 and 2016 is as follows:
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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the six months ended September 30, 2017 and 2016, the Fund disposed of zero and two Operating Partnerships, respectively. A summary of the dispositions by Series for September 30, 2016 is as follows:

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2017.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2017	2016
Revenues
Rental	$ 10,934,926	$ 10,894,085
Interest and other	260,483	300,214
	11,195,409	11,194,299

Expenses
Interest	1,644,969	1,335,669
Depreciation and amortization	2,837,170	3,080,306
Operating expenses	8,379,839	7,364,633
	12,861,978	11,780,608

NET LOSS	$(1,666,569)	$ (586,309)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,649,903)	$ (580,446)

Net loss allocated to other Partners	$ (16,666)	$ (5,863)

* Amounts include $1,496,659 and $282,288 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2017	2016
Revenues
Rental	$ 4,132,975	$ 4,099,569
Interest and other	88,329	100,604
	4,221,304	4,200,173

Expenses
Interest	605,853	488,058
Depreciation and amortization	897,897	964,489
Operating expenses	2,968,767	2,816,674
	4,472,517	4,269,221

NET LOSS	$ (251,213)	$ (69,048)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (248,701)	$ (68,358)

Net loss allocated to other Partners	$ (2,512)	$ (690)

* Amounts include $248,701 and $68,358 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2017	2016
Revenues
Rental	$ 2,019,813	$ 2,077,541
Interest and other	48,167	41,164
	2,067,980	2,118,705

Expenses
Interest	238,885	127,912
Depreciation and amortization	512,684	538,218
Operating expenses	2,086,962	1,454,274
	2,838,531	2,120,404

NET LOSS	$ (770,551)	$ (1,699)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (762,845)	$ (1,682)

Net loss allocated to other Partners	$ (7,706)	$ (17)

* Amounts include $762,845 and $1,682 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2017	2016
Revenues
Rental	$ 4,782,138	$ 4,716,975
Interest and other	123,987	158,446
	4,906,125	4,875,421

Expenses
Interest	800,231	719,699
Depreciation and amortization	1,426,589	1,577,599
Operating expenses	3,324,110	3,093,685
	5,550,930	5,390,983

NET LOSS	$ (644,805)	$ (515,562)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (638,357)	$ (510,406)

Net loss allocated to other Partners	$ (6,448)	$ (5,156)

* Amounts include $485,113 and $212,248 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2017 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2017 were $265,659 and total fund management fees accrued as of September 30, 2017 were $8,521,828. During the quarter ended September 30, 2017, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2017.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 1 of the Operating Partnerships and 14 remain.

During the quarter ended September 30, 2017, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

During the quarter ended September 30, 2017, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2017, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2017. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2017, the Fund held limited partnership interests in 48 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2017 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 87,687	$ 1,000	$ 86,687
Series 48	50,196	1,800	48,396
Series 49	127,776	14,376	113,400
	$265,659	$17,176	$248,483

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$175,373	$14,621	$160,752
Series 48	100,392	10,800	89,592
Series 49	255,552	15,300	240,252
	$531,317	$40,721	$490,596

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 14 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 47 reflects a net loss from Operating Partnerships of $(251,213) and $(69,048), respectively, which includes depreciation and amortization of $897,897 and $964,489, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Park Plaza Village L.P. (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses, operations were below breakeven in 2016. Occupancy averaged 81% in 2016 and 75% through September 2017. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village L.P. expires on December 31, 2018.

Hillsboro Fountainhead, L.P. (Pecan Creek Apartments) is a 48-unit family property in Hillsboro, Texas. The low income housing tax credit compliance period with respect to Hillsboro Fountainhead, L.P. expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hillsboro Fountainhead, L.P. subsequent to September 30, 2017.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Due to a drastic decline in occupancy and high operating expenses associated with re-branding the property and improving the resident base, operations fell below breakeven in 2016 and remain below breakeven in 2017. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

Series 48

As of September 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 48 reflects a net loss from Operating Partnerships of $(770,551) and $(1,699), respectively, which includes depreciation and amortization of $512,684 and $538,218, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 49

As of September 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 49 reflects a net loss from Operating Partnerships of $(644,805) and $(515,562), respectively, which includes depreciation and amortization of $1,426,589 and $1,577,599, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Union Square Housing Partnership, A LA L.P. (Union Square Apartments) is a 32-unit family property in Junction City, LA. The property operated below breakeven due to high operating expenses. The investment limited partner will continue to work with the operating general partner to reduce expenses and improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Union Square Housing Partnership, A LA L.P. expires on December 31, 2019.

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

New Chester Townhouses, A Limited Partnership (Chester Townhouses) is a 62-unit family property in Chester, SC. Operations were below breakeven in 2016 due to high operating expenses. Through the third quarter of 2017, operations have improved to above breakeven due to higher revenue and lower operating expenses. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to New Chester Townhouses, A Limited Partnership expires on December 31, 2021.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 13, 2017		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2017	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 13, 2017	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.