Form 10-Q
period 2017-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2018-02-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-17
Condensed Statements of Cash Flows	18-21
Notes to Condensed Financial Statements	22-30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2017	March 31, 2017

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 287,603	$ 517,469

OTHER ASSETS

Cash and cash equivalents	1,497,302	1,241,219
Other assets	106,411	106,411
	$ 1,891,316	$ 1,865,099

LIABILITIES

Accounts payable and accrued expenses	$ 5,343	$ 343
Accounts payable affiliates	8,787,487	7,990,511
Capital contributions payable	101	101
	8,792,931	7,990,955

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,768,206 outstanding as of December 31, 2017 and March 31, 2017.	(6,623,159)	(5,849,339)
General Partner	(278,456)	(276,517)
	(6,901,615)	(6,125,856)
	$ 1,891,316	$ 1,865,099

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	601,966	373,138
Other assets	-	-
	$ 601,966	$ 373,138

LIABILITIES

Accounts payable and accrued expenses	$ 5,000	$ -
Accounts payable affiliates	3,625,406	3,362,346
Capital contributions payable	-	-
	3,630,406	3,362,346

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and outstanding as of December 31, 2017 and March 31, 2017.	(2,944,161)	(2,905,027)
General Partner	(84,279)	(84,181)
	(3,028,440)	(2,989,208)
	$ 601,966	$ 373,138

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	351,893	347,379
Other assets	-	-
	$ 351,893	$ 347,379

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	2,138,305	1,987,717
Capital contributions payable	-	-
	2,138,305	1,987,717

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,294,872 outstanding as of December 31, 2017 and March 31, 2017.	(1,731,184)	(1,585,475)
General Partner	(55,228)	(54,863)
	(1,786,412)	(1,640,338)
	$ 351,893	$ 347,379

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2017	March 31, 2017
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 287,603	$ 517,469

OTHER ASSETS
Cash and cash equivalents	543,443	520,702
Other assets	106,411	106,411
	$ 937,457	$ 1,144,582

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	3,023,776	2,640,448
Capital contributions payable	101	101
	3,024,220	2,640,892

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,995,000 outstanding as of December 31, 2017 and March 31, 2017.	(1,947,814)	(1,358,837)
General Partner	(138,949)	(137,473)
	(2,086,763)	(1,496,310)
	$ 937,457	$ 1,144,582

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2017	2016

Income
Interest income	$ 1,471	$ 531
Other income	37,182	19,335
	38,653	19,866

Share of income (loss) from Operating Partnerships (Note D)	113,050	(152,068)

Expenses
Professional fees	6,651	3,219
Fund management fee, net (Note C)	247,958	247,409
Amortization	-	30,145
General and administrative expenses	22,855	23,374
	277,464	304,147

NET INCOME (LOSS)	$ (125,761)	$ (436,349)

Net income (loss) allocated to assignees	$ (125,447)	$ (435,258)

Net income (loss) allocated to general partner	$ (314)	$ (1,091)

Net income (loss) per BAC	$ (.01)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2017	2016

Income
Interest income	$ 506	$ 85
Other income	12,981	8,638
	13,487	8,723

Share of income (loss) from Operating Partnerships (Note D)	189,672	-

Expenses
Professional fees	2,217	967
Fund management fee, net (Note C)	70,723	81,812
Amortization	-	-
General and administrative expenses	6,981	7,142
	79,921	89,921

NET INCOME (LOSS)	$ 123,238	$ (81,198)

Net income (loss) allocated to assignees	$ 122,930	$ (80,995)

Net income (loss) allocated to general partner	$ 308	$ (203)

Net income (loss) per BAC	$ .04	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2017	2016

Income
Interest income	$ 376	$ 102
Other income	12,950	7,900
	13,326	8,002

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,217	645
Fund management fee, net (Note C)	50,196	47,696
Amortization	-	-
General and administrative expenses	5,313	5,465
	57,726	53,806

NET INCOME (LOSS)	$ (44,400)	$ (45,804)

Net income (loss) allocated to assignees	$ (44,289)	$ (45,689)

Net income (loss) allocated to general partner	$ (111)	$ (115)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2017	2016

Income
Interest income	$ 589	$ 344
Other income	11,251	2,797
	11,840	3,141

Share of income (loss) from Operating Partnerships (Note D)	(76,622)	(152,068)

Expenses
Professional fees	2,217	1,607
Fund management fee, net (Note C)	127,039	117,901
Amortization	-	30,145
General and administrative expenses	10,561	10,767
	139,817	160,420

NET INCOME (LOSS)	$ (204,599)	$ (309,347)

Net income (loss) allocated to assignees	$ (204,088)	$ (308,574)

Net income (loss) allocated to general partner	$ (511)	$ (773)

Net income (loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2017	2016

Income
Interest income	$ 1,787	$ 1,700
Other income	141,736	138,357
	143,523	140,057

Share of income (loss) from Operating Partnerships (Note D)	(40,194)	(450,226)

Expenses
Professional fees	85,593	82,235
Fund management fee, net (Note C)	738,554	654,860
Amortization	-	90,435
General and administrative expenses	54,941	55,150
	879,088	882,680

NET INCOME (LOSS)	$ (775,759)	$(1,192,849)

Net income (loss) allocated to assignees	$ (773,820)	$(1,189,867)

Net income (loss) allocated to general partner	$ (1,939)	$ (2,982)

Net income (loss) per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2017	2016

Income
Interest income	$ 602	$ 304
Other income	45,082	68,132
	45,684	68,436

Share of income (loss) from Operating Partnerships (Note D)	189,672	-

Expenses
Professional fees	25,665	25,335
Fund management fee, net (Note C)	231,474	199,434
Amortization	-	-
General and administrative expenses	17,449	17,302
	274,588	242,071

NET INCOME (LOSS)	$ (39,232)	$ (173,635)

Net income (loss) allocated to assignees	$ (39,134)	$ (173,201)

Net income (loss) allocated to general partner	$ (98)	$ (434)

Net income (loss) per BAC	$ (.01)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2017	2016

Income
Interest income	$ 462	$ 347
Other income	30,621	57,002
	31,083	57,349

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	22,682	21,608
Fund management fee, net (Note C)	139,788	92,021
Amortization	-	-
General and administrative expenses	14,687	14,165
	177,157	127,794

NET INCOME (LOSS)	$ (146,074)	$ (70,445)

Net income (loss) allocated to assignees	$ (145,709)	$ (70,269)

Net income (loss) allocated to general partner	$ (365)	$ (176)

Net income (loss) per BAC	$ (.06)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2017	2016

Income
Interest income	$ 723	$ 1,049
Other income	66,033	13,223
	66,756	14,272

Share of income (loss) from Operating Partnerships (Note D)	(229,866)	(450,226)

Expenses
Professional fees	37,246	35,292
Fund management fee, net (Note C)	367,292	363,405
Amortization	-	90,435
General and administrative expenses	22,805	23,683
	427,343	512,815

NET INCOME (LOSS)	$ (590,453)	$ (948,769)

Net income (loss) allocated to assignees	$ (588,977)	$ (946,397)

Net income (loss) allocated to general partner	$ (1,476)	$ (2,372)

Net income (loss) per BAC	$ (.10)	$ (.16)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2017	$(5,849,339)	$(276,517)	$(6,125,856)

Net loss	(773,820)	(1,939)	(775,759)

Partners' capital (deficit), December 31, 2017	$(6,623,159)	$(278,456)	$(6,901,615)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2017	$(2,905,027)	$ (84,181)	$(2,989,208)

Net loss	(39,134)	(98)	(39,232)

Partners' capital (deficit), December 31, 2017	$(2,944,161)	$ (84,279)	$(3,028,440)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2017	$(1,585,475)	$ (54,863)	$(1,640,338)

Net loss	(145,709)	(365)	(146,074)

Partners' capital (deficit), December 31, 2017	$(1,731,184)	$ (55,228)	$(1,786,412)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2017	$(1,358,837)	$(137,473)	$(1,496,310)

Net loss	(588,977)	(1,476)	(590,453)

Partners' capital (deficit), December 31, 2017	$(1,947,814)	$(138,949)	$(2,086,763)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2017	2016
Cash flows from operating activities:

Net loss	$ (775,759)	$(1,192,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	90,435
Distributions from Operating Partnerships	-	38,333
Share of (income) loss from Operating Partnerships	40,194	450,226
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	5,000	(500)
Increase in accounts payable affiliates	796,976	803,243

Net cash provided by operating activities	66,411	188,888

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	189,672	-

Net cash provided by investing activities	189,672	-

INCREASE IN CASH AND CASH EQUIVALENTS	256,083	188,888

Cash and cash equivalents, beginning	1,241,219	969,029

Cash and cash equivalents, ending	$ 1,497,302	$ 1,157,917

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2017	2016
Cash flows from operating activities:

Net loss	$ (39,232)	$ (173,635)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(189,672)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	5,000	(385)
Increase in accounts payable affiliates	263,060	266,194

Net cash provided by operating activities	39,156	92,174

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	189,672	-

Net cash provided by investing activities	189,672	-

INCREASE IN CASH AND CASH EQUIVALENTS	228,828	92,174

Cash and cash equivalents, beginning	373,138	251,317

Cash and cash equivalents, ending	$ 601,966	$ 343,491

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2017	2016
Cash flows from operating activities:

Net loss	$ (146,074)	$ (70,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	(115)
Increase in accounts payable affiliates	150,588	153,721

Net cash provided by operating activities	4,514	83,161

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE IN CASH AND CASH EQUIVALENTS	4,514	83,161

Cash and cash equivalents, beginning	347,379	244,197

Cash and cash equivalents, ending	$ 351,893	$ 327,358

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2017	2016
Cash flows from operating activities:

Net loss	$ (590,453)	$ (948,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization	-	90,435
Distributions from Operating Partnerships	-	38,333
Share of (income) loss from Operating Partnerships	229,866	450,226
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	383,328	383,328

Net cash provided by operating activities	22,741	13,553

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE IN CASH AND CASH EQUIVALENTS	22,741	13,553

Cash and cash equivalents, beginning	520,702	473,515

Cash and cash equivalents, ending	$ 543,443	$ 487,068

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2017
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2017, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2017:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2017 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Accumulated amortization of acquisition costs by Series for the quarters ended December 31, 2017 and 2016 are as follows:

	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	90,435
	$ -	$ 90,435

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2017 and 2016 are as follows:

	2017	2016
Series 47	$ 87,687	$ 87,687
Series 48	50,196	50,196
Series 49	127,776	127,776
Total	$265,659	$265,659

The fund management fees paid for the quarters ended December 31, 2017 and 2016 are as follows:
	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2017 and 2016 are as follows:
	2017	2016
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2017 and 2016, the Fund had limited partnership interests in 47 and 48 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2017 and 2016 is as follows:
	2017	2016
Series 47	13	14
Series 48	10	10
Series 49	24	24
Total	47	48

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

During the nine months ended December 31, 2017, the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for December 31, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 47	-	1	$189,672	$189,672
Series 48	-	-	-	-
Series 49	-	-	-	-
Total	-	1	$189,672	$189,672

During the nine months ended December 31, 2016, the Fund disposed of two Operating Partnerships. A summary of the dispositions by Series for December 31, 2016 is as follows:

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2017.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2017	2016
Revenues
Rental	$ 15,996,053	$ 16,322,718
Interest and other	379,973	438,139
	16,376,026	16,760,857

Expenses
Interest	2,388,543	2,013,429
Depreciation and amortization	4,165,774	4,564,420
Operating expenses	12,266,884	11,037,239
	18,821,201	17,615,088

NET LOSS	$(2,445,175)	$ (854,231)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(2,420,724)	$ (845,688)

Net loss allocated to other Partners	$ (24,451)	$ (8,543)

* Amounts include $2,190,858 and $395,462 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2017	2016
Revenues
Rental	$ 5,793,126	$ 6,126,903
Interest and other	121,742	150,643
	5,914,868	6,277,546

Expenses
Interest	829,869	731,566
Depreciation and amortization	1,256,865	1,435,613
Operating expenses	4,150,276	4,204,643
	6,237,010	6,371,822

NET LOSS	$ (322,142)	$ (94,276)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (318,921)	$ (93,333)

Net loss allocated to other Partners	$ (3,221)	$ (943)

* Amounts include $318,921 and $93,333 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2017	2016
Revenues
Rental	$ 3,029,720	$ 3,120,004
Interest and other	72,250	63,692
	3,101,970	3,183,696

Expenses
Interest	358,327	198,710
Depreciation and amortization	769,026	807,279
Operating expenses	3,130,443	2,179,019
	4,257,796	3,185,008

NET LOSS	$(1,155,826)	$ (1,312)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$(1,144,268)	$ (1,299)

Net loss allocated to other Partners	$ (11,558)	$ (13)

* Amounts include $1,144,268 and $1,299 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2017	2016
Revenues
Rental	$ 7,173,207	$ 7,075,811
Interest and other	185,981	223,804
	7,359,188	7,299,615

Expenses
Interest	1,200,347	1,083,153
Depreciation and amortization	2,139,883	2,321,528
Operating expenses	4,986,165	4,653,577
	8,326,395	8,058,258

NET LOSS	$ (967,207)	$ (758,643)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (957,535)	$ (751,056)

Net loss allocated to other Partners	$ (9,672)	$ (7,587)

* Amounts include $727,669 and $300,830 for 2017 and 2016, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2017
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2017 were $265,659 and total fund management fees accrued as of December 31, 2017 were $8,787,487. During the quarter ended December 31, 2017, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2017.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 2 of the Operating Partnerships and 13 remain.

During the quarter ended December 31, 2017, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

During the quarter ended December 31, 2017, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2017, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2017. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2017, the Fund held limited partnership interests in 47 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2017 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 87,687	$16,964	$ 70,723
Series 48	50,196	-	50,196
Series 49	127,776	737	127,039
	$265,659	$17,701	$247,958

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$263,060	$31,586	$231,474
Series 48	150,588	10,800	139,788
Series 49	383,328	16,036	367,292
	$796,976	$58,422	$738,554

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 13 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 47 reflects a net loss from Operating Partnerships of $(322,142) and $(94,276), respectively, which includes depreciation and amortization of $1,256,865 and $1,435,613, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In October 2017, the operating general partner of CP Continental Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on December 20, 2017. The sales price of the property was $8,100,000, which included the outstanding mortgage balance of approximately $5,656,256 and cash proceeds to the investment partnership of $194,672. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $189,672 were returned to cash reserves held by Series 47. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $189,672 as of December 31, 2017.

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

Park Plaza Village L.P. (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses, operations were below breakeven in 2016. Occupancy averaged 81% in 2016 and 77% through December 2017. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respect to Park Plaza Village L.P. expires on December 31, 2018.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. As of December 2017 the property is at breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria, and expects to achieve 100% occupancy in the first quarter of 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

Series 48

As of December 31, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 48 reflects a net loss from Operating Partnerships of $(1,155,826) and $(1,312), respectively, which includes depreciation and amortization of $769,026 and $807,279, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wyndam-Emporia L.P. (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to low occupancy, and management's inability to raise rents, the property continues to operate below breakeven. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The investment general partner continues to work with the operating general partner and the management company to monitor and improve occupancy and operations. As of December 31, 2017, the property is maintaining occupancy of 97.6%. The 15-year low income housing tax credit compliance period with respect to Wyndam-Emporia L.P. expires on December 31, 2020.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. As of December 2017 the property is at breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria, and expects to achieve 100% occupancy in the first quarter of 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

Series 49

As of December 31, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 49 reflects a net loss from Operating Partnerships of $(967,207) and $(758,643), respectively, which includes depreciation and amortization of $2,139,883 and $2,321,528, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015, 2016 and 2017. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

Union Square Housing Partnership, A LA L.P. (Union Square Apartments) is a 32-unit family property in Junction City, LA. The property operates below breakeven due to high operating expenses. The investment limited partner will continue to work with the operating general partner to reduce expenses and improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Union Square Housing Partnership, A LA L.P. expires on December 31, 2019.

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. As of December 31, 2017, the property is maintaining occupancy of 83.3%. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations were below breakeven in 2016, largely due to management's inability to increase rents and retain current tenants, while incurring additional operating expenses. The investment limited partner will continue to work with the operating general partner and the management company to improve occupancy and operations. As of December 31, 2017, the property is maintaining occupancy of 85.2%.The operating general partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

New Chester Townhouses, A Limited Partnership (Chester Townhouses) is a 62-unit family property in Chester, SC. Operations were below breakeven in 2016 due to high operating expenses. In 2017, operations have improved to above breakeven due to higher revenue and lower operating expenses. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to New Chester Townhouses, A Limited Partnership expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for New Chester Townhouses, A Limited Partnership subsequent to December 31, 2017.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 13, 2018		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2018	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 13, 2018	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.