Form 10-K
period 2018-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2018-06-22
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2018

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2018, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2018 the Fund had invested in 12 Operating Partnerships on behalf of Series 47; 9 Operating Partnerships on behalf of Series 48; and 24 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 45 Operating Partnerships in three series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Countrybook Apartments	Champagne, IL	150	$5,469,385	06/04	07/05	100%	$2,163,644

Dawn Springs Villa Apartments	London, KY	24	414,392	05/05	10/05	100%	591,815

La Maison Apartments	Lake Charles, LA	78	2,226,031	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,260,299	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	8,232,891	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	372,456	03/04	03/05	100%	508,963

Park Plaza Apartments	Temple, OK	14	717,997	11/04	11/04	100%	254,983

Parkland Manor Apartments	Leitchfield, KY	74	1,450,657	07/04	05/05	100%	2,656,523

Pecan Creek Apartments	Hillsboro, TX	48	1,383,069	03/04	07/05	100%	1,042,211

Sandpiper Apartments	Carrollton, AL	52	1,084,212	04/04	11/04	100%	1,819,982

The Masters Apartments	Kerrville, TX	144	6,405,944	06/04	10/05	100%	1,948,109

The Vistas Apartments	Marble Falls, TX	124	5,158,816	03/04	06/05	100%	2,153,083

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Colusa Avenue Apartments	Chowchilla, CA	38	$1,674,760	07/04	05/05	100%	$653,154

Contempo Apartments	Hammond, LA	48	1,430,369	08/04	08/05	100%	587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,268,309	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	8,232,891	03/04	07/05	100%	2,383,449

Mira Vista Apartments	Santa Anna, TX	24	372,456	03/04	03/05	100%	16,718

Starlite Village Apartments	Elizabethtown, KY	40	1,140,811	11/04	06/05	100%	1,672,329

The Links Apartments	Umatilla, OR	24	2,063,762	06/04	11/04	100%	707,499

The Masters Apartments	Kerrville, TX	144	6,405,944	06/04	10/05	100%	1,948,110

Wyndam Place Senior Residences	Emporia, KS	42	800,433	08/04	05/05	100%	2,822,685

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Bahia Palms Apartments	Laguna Vista, TX	64	$1,349,250	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,473,640	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	10,652,613	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	558,376	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,647,359	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,472,389	12/05	06/07	100%	6,162,028

Countrybrook Apartments	Champaign, IL	150	5,469,385	06/04	07/05	100%	112,246

Garden Grace Apartments	Owensboro, KY	62	3,260,522	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,523,956	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	832,459	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	876,745	12/04	02/06	100%	462,455

Meadow Glen Apartments	Kingfisher, OK	20	1,203,904	10/05	07/05	100%	406,280

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2018

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Post Oak East Apartments	Fort Worth, TX	246	$12,403,947	07/04	05/06	100%	$1,141,118

RenaissanceVillage	Bowling Green, KY	34	536,832	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,197,822	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	3,621,289	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,253,628	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	7,019,043	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	909,874	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,371,955	01/05	12/05	100%	1,933,414

The Linden's Apartments	Bartesville, OK	54	921,180	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls, TX	124	5,158,816	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	890,531	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	410,624	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2018, the Fund has 5,187 BAC holders for an aggregate of 11,776,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,557 investors holding 3,478,334 BACs, Series 48 consists of 1,031 investors holding 2,299,372 BACs and Series 49 consists of 2,599 investors holding 6,000,000 BACs at March 31, 2018.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2018.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2018 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2018, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. As of March 31, 2018, 3 of the properties has been disposed of and 12 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2018, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. As of March 31, 2018, 2 of the properties has been disposed of and 9 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2018, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2018, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2018. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2018 and 2017, was $964,098, and $897,079, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties as of March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(521,813) and $268,493, respectively in passive tax income (losses) that were passed through to the investors and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 47 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, net income (loss) of the series was $305,694 and $(231,675), respectively. The major components of the current year amount were share of gain from Operating Partnerships and partnership management fees.

In October 2017, the operating general partner of CP Continental Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on December 20, 2017. The sales price of the property was $8,100,000, which included the outstanding mortgage balance of approximately $5,656,256 and cash proceeds to the investment partnership of $194,672. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $189,672 were returned to cash reserves held by Series 47. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $189,672 as of December 31, 2017. In January 2018, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $51,515 which was returned to the cash reserves.

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

Park Plaza Village L.P. (Park Plaza Village Apartments) is a 14-unit family property in Temple, OK.  Due to fluctuating occupancy and high expenses, operations were below breakeven in 2017. Occupancy averaged 77% in 2017, and is currently averaging 86% in 2018. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee expired on August 31, 2014. The 15-year low income housing tax credit compliance period with respects to Park Plaza Village L.P. expires on December 31, 2018.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. As of March 2018, operations are slightly above breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria, and is 83% occupied through March 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

In March 2018, the investment general partner transferred their respective interests in Wellington Park Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $10,799,677 and cash proceeds to the investment partnerships of $350,000 and $350,000 to Series 47 and Series 48, respectively. Of the total proceeds received, $6,500 and $6,500 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $343,500 and $343,500 for Series 47 and Series 48, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $343,500 and $343,500 for Series 47 and Series 48, respectively, as of March 31, 2018.

(Series 48). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties as of March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(429,279) and $(101,681), respectively in passive tax income (losses) that were passed through to the investors and and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 48 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $168,710 and $(100,620), respectively. The major components of the current year amount were share of gain from operating partnerships and partnership management fees.

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

Wyndam-Emporia L.P. (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Due to management’s inability to raise rents and escalating year over year expenses, the property continues to operate below breakeven. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The investment general partner continues to work with the operating general partner and the management company to monitor and improve occupancy and operations. As of March 31, 2018, the property is maintaining occupancy of 95%. The 15-year low income housing tax credit compliance period with respect to Wyndam-Emporia L.P. expires on December 31, 2020.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. As of March 2018, operations are slightly above breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria, and is 83% occupied through March 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

In March 2018, the investment general partner transferred their respective interests in Wellington Park Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $10,799,677 and cash proceeds to the investment partnerships of $350,000 and $350,000 to Series 47 and Series 48, respectively. Of the total proceeds received, $6,500 and $6,500 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $343,500 and $343,500 for Series 47 and Series 48, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $343,500 and $343,500 for Series 47 and Series 48, respectively, as of March 31, 2018.

(Series 49). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties as of March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(1,775,005) and $(2,066,075), respectively in passive income tax (losses) that were passed through to the investors and and also provided $0.10 and $0.41, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 49 was $0 and $517,469, respectively. The decrease is primarily the result of the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net loss of the series was $977,808 and $2,527,536, respectively. The major components of the current year amount were share of losses from operating partnerships, partnership management fees, and impairment losses.

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

Union Square Housing Partnership, A LA L.P. (Union Square Apartments) is a 32-unit family property in Junction City, LA. The property operated above breakeven in 2017, and occupancy remained strong and the balance is in reasonable condition. The investment limited partner will continue to monitor operations. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Union Square Housing Partnership, A LA L.P. expires on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Union Square Housing Partnership, A LA L.P. subsequent to March 31, 2018.

Linden–Bartlesville Partners, L.P. (The Linden’s Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. As of March 31, 2018, the property is maintaining occupancy of 81%. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (Linden’s Apartments) is a 54-unit family property in Shawnee, OK. Operations were above breakeven in 2017, largely due to management's ability to capture higher rental income through increased occupancy via retention of current tenants and leasing incentives as well as a slight reduction in total operating expenses compared to 2016. The investment limited partner will continue to work with the operating general partner and the management company to improve occupancy and operations. As of March 31, 2018, the property is maintaining occupancy of 91%.The operating general partner’s operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2018 and 2017. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2018.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 69, is one of the two original founders of Boston Capital Corporation, which was formed in 1974. From its beginning, Boston Capital’s goal was to focus on providing equity investment capital for the development of apartment properties throughout the country. Under Mr. Manning’s leadership as CEO for the past 44 years, Boston Capital has grown into one of the largest owners/investors in apartment properties in the United States. Through a number of affiliated partnerships, Boston Capital’s present portfolio is comprised of approximately 1,556 properties with an original development cost in excess of $19.6 billion. These properties are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. As CEO of Boston Capital, Mr. Manning continues to oversee the company’s business development goals. Capitalizing on its core competencies of tax credit investment underwriting, those business development goals include an expansion of investment capital for market rate real estate investment as well as providing mortgage financing for a limited and exclusive number of property acquisitions. Mr. Manning is a recognized leader in the housing and real estate industries, and has served on the boards of a number of national housing organizations and governmental commissions. In 1997, President Clinton appointed Mr. Manning to the President’s Export Council, a board comprised primarily of Fortune 500 CEOs that advised the President on government policies and programs that affect U.S. trade performance. He was also a Presidential appointee to the President’s Advisory Committee on the Arts. Mr. Manning serves on the boards of numerous organizations and charities including The Alliance for Business Leadership and the American Ireland Fund. Mr. Manning is also a member of the Board of Directors of Liberty Mutual Group, the parent company of Liberty Mutual Insurance Company, and sits on Liberty Mutual’s investment and compensation committees.

Mr. Manning is a graduate of Boston College.

Jeffrey H. Goldstein, age 56, directs Boston Capital’s comprehensive real estate services, which include all aspects of origination, underwriting and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Prior to assuming the role of COO, Mr. Goldstein served as Director of Acquisitions and prior to that served as Director of Asset Management. He also served as the head of the Dispositions and Special Assets Groups. With more than 30 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital’s businesses. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. Mr. Goldstein is active in the Dana Farber Cancer Institute community, serving as a member on its Visiting Committee. Mr. Goldstein holds a BA from the University of Colorado and an MBA from Northeastern University.

Kevin P. Costello, age 71, directs the functions of the Boston Capital Institutional Investment business. He has led this operational area since its inception in 1992, which encompasses investment activities for corporate institutional, private proprietary and state CRA funds. All investor services and communications to Boston Capital’s corporate investors fall under his responsibility as well. Mr. Costello has over 25 years of experience in the real estate syndication and investment services industry including previous roles at Boston Capital managing the Affordable Housing Acquisition Team as well as being responsible for the structuring and distribution of conventional and tax credit private placements. Prior to the introduction of the corporate tax credit business, Mr. Costello was responsible for broker dealer due diligence and investor services for the Boston Capital public tax credit funds. He currently serves on the Executive Committee at Boston Capital. Prior to joining Boston Capital in 1987, Mr. Costello held executive positions with real estate syndication and investment services firms. Mr. Costello serves on the Board of Directors of FamilyAid Boston, whose mission is to prevent and end homelessness. He is a graduate of Stonehill College and received an MBA in Finance from the Rutgers Graduate School of Business Administration.

Marc N. Teal, age 54, oversees the operational accounting, including financial and SEC reporting, budgeting, audit and tax for Boston Capital, its affiliated entities and all Boston Capital-sponsored programs. He is also responsible for the additional oversight of internal audit, regulatory and housing compliance and information technology. Mr. Teal manages Boston Capital’s banking and borrowing relationships and directs the treasury management of all working capital reserves. He previously served as Director of Accounting and prior to that served as Vice President of Partnership Accounting. Mr. Teal has more than 27 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal held various positions with Cabot, Cabot & Forbes, a multifaceted real estate company and Liberty Real Estate Corp. He received a BS in Accountancy from Bentley University and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2018 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2018 was $964,098.

2. The Fund has reimbursed an affiliate of the general partner a total of $52,159 for amounts charged to operations during the year ended March 31, 2018. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2018, 11,777,706 BACs had been issued.

The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.14%
Series 48	6.91%
Series 49	5.64%

(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2018.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2018 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$18,875	$17,175	$22,099
(2)	Audit Related Fees	-	-	5,625
(3)	Tax Fees	6,463	5,531	8,560
(4)	All Other Fees	1,935	1,584	2,639

	Total	$27,273	$24,290	$38,923

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,990	$16,291	$21,816
(2)	Audit Related Fees	3,150	2,450	6,300
(3)	Tax Fees	6,293	5,385	8,336
(4)	All Other Fees	2,303	1,833	3,273

	Total	$29,736	$25,959	$39,725

(5)	Audit Committee

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

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2018 and 2017

Statements of Operations for the years ended March 31, 2018 and 2017

Statements of Changes in Partners' Capital (deficit) for the years ended March 31, 2018 and 2017

Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to Financial Statements, March 31, 2018 and 2017

Columbia-Blackshear Senior Residences, L.P.

Filed herein as Exhibit 99.1

Report of Independent Registered Public Accounting Firm

Balance Sheets, December 31, 2017 and 2016

Statements of Operations, Years ended December 31, 2017 and 2016

Statements of Cash Flow, Years ended December 31, 2017 and 2016

Statements of Changes in Partners' Capital, Years ended December 31, 2017 and 2016

Notes to Financial Statements, December 31, 2017 and 2016

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibit (listed according to the number assigned in the table in Item 601 of Regulation S-K)

3.1.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

4.1.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

10.1.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Hillsboro Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

b.	Agreement of Limited Partnership of Umatilla Links, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

c.	Agreement of Limited Partnership of Wyndam Emporia, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

d.	Agreement of Limited Partnership of Masters Apartment, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 2, 2005).

e.	Agreement of Limited Partnership of Park Plaza Village, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005).

f.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 28, 2005).

g.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

h.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

i.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

j.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

k.	Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

l.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

m.	Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

n.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

o.	Agreement of Limited Partnership of P.D.C. Sixty, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

p.	Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

q.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

r.	Agreement of Limited Partnership of Marion Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

s.	Agreement of Limited Partnership of Parkland Manor, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

t.	Agreement of Limited Partnership of Coleman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

u.	Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

v.	Agreement of Limited Partnership of Columbia Blackshear, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

w.	Agreement of Limited Partnership of Garden Grace Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

x.	Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

y.	Agreement of Limited Partnership of Marble Falls Vistas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

z.	Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

aa.	Agreement of Limited Partnership of Countybrook Champaign, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ab.	Agreement of Limited Partnership of Dawn Springs Villas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ac.	Agreement of Limited Partnership of Rural Housing Mauston I & II, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

ad.	Agreement of Limited Partnership of Colusa Avenue, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 9, 2007).

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

Date:	By:	Boston Capital Associates V LLC, General Partner

June 22, 2018		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 22, 2018	/s/ John P. Manning
	John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

June 22, 2018	/s/ Marc N. Teal
	Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.

