Form 10-Q
period 2018-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2018-08-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-11
Condensed Statements of Changes in Partners' Capital (Deficit)	12-13
Condensed Statements of Cash Flows	14-17
Notes to Condensed Financial Statements	18-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	March 31, 2018

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	1,119,094	1,914,566
Other assets	106,411	106,411
	$ 1,225,505	$ 2,020,977

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	8,140,541	8,649,793
Capital contributions payable	101	101
	8,140,985	8,650,237

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,763,506 outstanding as of June 30, 2018 and March 31, 2018.	(6,636,989)	(6,351,484)
General Partner	(278,491)	(277,776)
	(6,915,480)	(6,629,260)
	$ 1,225,505	$ 2,020,977

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2018	March 31, 2018
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	355,285	776,230
Other assets	-	-
	$ 355,285	$ 776,230

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	3,127,381	3,459,744
Capital contributions payable	-	-
	3,127,381	3,459,744

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,476,634 outstanding as of June 30, 2018 and March 31, 2018.	(2,688,458)	(2,600,097)
General Partner	(83,638)	(83,417)
	(2,772,096)	(2,683,514)
	$ 355,285	$ 776,230

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2018	March 31, 2018
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	307,062	666,873
Other assets	-	-
	$ 307,062	$ 666,873

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	1,833,836	2,138,501
Capital contributions payable	-	-
	1,833,836	2,138,501

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,293,872 outstanding as of June 30, 2018 and March 31, 2018.	(1,472,195)	(1,417,187)
General Partner	(54,579)	(54,441)
	(1,526,774)	(1,471,628)
	$ 307,062	$ 666,873

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2018	March 31, 2018
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	456,747	471,463
Other assets	106,411	106,411
	$ 563,158	$ 577,874

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	3,179,324	3,051,548
Capital contributions payable	101	101
	3,179,768	3,051,992

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,993,000 outstanding as of June 30, 2018 and March 31, 2018.	(2,476,336)	(2,334,200)
General Partner	(140,274)	(139,918)
	(2,616,610)	(2,474,118)
	$ 563,158	$ 577,874

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2018	2017

Income
Interest income	$ 3,215	$ 157
Other income	5,323	47,980
	8,538	48,137

Share of loss from Operating Partnerships (Note D)	-	(76,622)

Expenses
Professional fees	77,880	17,332
Fund management fee, net (Note C)	203,263	242,113
General and administrative expenses	13,615	12,973
	294,758	272,418

NET LOSS	$ (286,220)	$ (300,903)

Net loss allocated to assignees	$ (285,505)	$ (300,151)

Net loss allocated to general partner	$ (715)	$ (752)

Net loss per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2018	2017

Income
Interest income	$ 985	$ 48
Other income	928	20,113
	1,913	20,161

Share of loss from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	25,246	5,509
Fund management fee, net (Note C)	60,979	74,065
General and administrative expenses	4,270	4,298
	90,495	83,872

NET LOSS	$ (88,582)	$ (63,711)

Net loss allocated to assignees	$ (88,361)	$ (63,552)

Net loss allocated to general partner	$ (221)	$ (159)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2018	2017

Income
Interest income	$ 1,280	$ 43
Other income	3,701	6,421
	4,981	6,464

Share of loss from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	22,137	4,809
Fund management fee, net (Note C)	34,508	41,196
General and administrative expenses	3,482	3,946
	60,127	49,951

NET LOSS	$ (55,146)	$ (43,487)

Net loss allocated to assignees	$ (55,008)	$ (43,378)

Net loss allocated to general partner	$ (138)	$ (109)

Net loss per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2018	2017

Income
Interest income	$ 950	$ 66
Other income	694	21,446
	1,644	21,512

Share of loss from Operating Partnerships (Note D)	-	(76,622)

Expenses
Professional fees	30,497	7,014
Fund management fee, net (Note C)	107,776	126,852
General and administrative expenses	5,863	4,729
	144,136	138,595

NET LOSS	$ (142,492)	$ (193,705)

Net loss allocated to assignees	$ (142,136)	$ (193,221)

Net loss allocated to general partner	$ (356)	$ (484)

Net loss per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2018	$(6,351,484)	$(277,776)	$(6,629,260)

Net loss	(285,505)	(715)	(286,220)

Partners' capital (deficit), June 30, 2018	$(6,636,989)	$(278,491)	$(6,915,480)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2018	$(2,600,097)	$ (83,417)	$(2,683,514)

Net loss	(88,361)	(221)	(88,582)

Partners' capital (deficit), June 30, 2018	$(2,688,458)	$ (83,638)	$(2,772,096)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2018	$(1,417,187)	$ (54,441)	$(1,471,628)

Net loss	(55,008)	(138)	(55,146)

Partners' capital (deficit), June 30, 2018	$(1,472,195)	$ (54,579)	$(1,526,774)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2018	$(2,334,200)	$(139,918)	$(2,474,118)

Net loss	(142,136)	(356)	(142,492)

Partners' capital (deficit), June 30, 2018	$(2,476,336)	$(140,274)	$(2,616,610)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2018	2017
Cash flows from operating activities:

Net loss	$ (286,220)	$ (300,903)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share of loss from Operating Partnerships	-	76,622
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(509,252)	265,658

Net cash (used in) provided by operating activities	(795,472)	41,377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(795,472)	41,377

Cash and cash equivalents, beginning	1,914,566	1,241,219

Cash and cash equivalents, ending	$ 1,119,094	$ 1,282,596

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 47

	2018	2017
Cash flows from operating activities:

Net loss	$ (88,582)	$ (63,711)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share of loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(332,363)	87,686

Net cash (used in) provided by operating activities	(420,945)	23,975

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(420,945)	23,975

Cash and cash equivalents, beginning	776,230	373,138

Cash and cash equivalents, ending	$ 355,285	$ 397,113

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 48

	2018	2017
Cash flows from operating activities:

Net loss	$ (55,146)	$ (43,487)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share of loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	(304,665)	50,196

Net cash (used in) provided by operating activities	(359,811)	6,709

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(359,811)	6,709

Cash and cash equivalents, beginning	666,873	347,379

Cash and cash equivalents, ending	$ 307,062	$ 354,088

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 49

	2018	2017
Cash flows from operating activities:

Net loss	$ (142,492)	$ (193,705)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Share of loss from Operating Partnerships	-	76,622
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	127,776	127,776

Net cash (used in) provided by operating activities	(14,716)	10,693

INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	(14,716)	10,693

Cash and cash equivalents, beginning	471,463	520,702

Cash and cash equivalents, ending	$ 456,747	$ 531,395

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2018, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2018:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2018 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2018 and 2017 are as follows:

	2018	2017
Series 47	$ 62,652	$ 87,686
Series 48	38,835	50,196
Series 49	127,776	127,776
Total	$229,263	$265,658

The fund management fees paid for the quarters ended June 30, 2018 and 2017 are as follows:
	2018	2017
Series 47	$395,015	$ -
Series 48	343,500	-
Series 49	-	-
Total	$738,515	$ -

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2018 and 2017, the Fund had limited partnership interests in 45 and 48 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2018 and 2017 is as follows:
	2018	2017
Series 47	12	14
Series 48	9	10
Series 49	24	24
Total	45	48

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2018.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2018	2017
Revenues
Rental	$ 4,578,104	$ 5,467,464
Interest and other	109,656	130,242
	4,687,760	5,597,706

Expenses
Interest	651,333	822,484
Depreciation and amortization	1,211,383	1,418,584
Operating expenses	3,168,941	4,189,919
	5,031,657	6,430,987

NET LOSS	$ (343,897)	$ (833,281)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (340,458)	$ (824,948)

Net loss allocated to other Partners	$ (3,439)	$ (8,333)

* Amounts include $340,458 and $748,326 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2018	2017
Revenues
Rental	$ 1,379,780	$ 2,066,488
Interest and other	25,844	44,165
	1,405,624	2,110,653

Expenses
Interest	191,801	302,926
Depreciation and amortization	304,870	448,948
Operating expenses	979,400	1,484,383
	1,476,071	2,236,257

NET LOSS	$ (70,447)	$ (125,604)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (69,743)	$ (124,348)

Net loss allocated to other Partners	$ (704)	$ (1,256)

* Amounts include $69,743 and $124,348 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2018	2017
Revenues
Rental	$ 749,460	$ 1,009,907
Interest and other	14,801	24,083
	764,261	1,033,990

Expenses
Interest	90,685	119,442
Depreciation and amortization	199,240	256,342
Operating expenses	541,703	1,043,481
	831,628	1,419,265

NET LOSS	$ (67,367)	$ (385,275)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (66,693)	$ (381,422)

Net loss allocated to other Partners	$ (674)	$ (3,853)

* Amounts include $66,693 and $381,422 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2018	2017
Revenues
Rental	$ 2,448,864	$ 2,391,069
Interest and other	69,011	61,994
	2,517,875	2,453,063

Expenses
Interest	368,847	400,116
Depreciation and amortization	707,273	713,294
Operating expenses	1,647,838	1,662,055
	2,723,958	2,775,465

NET LOSS	$ (206,083)	$ (322,402)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (204,022)	$ (319,178)

Net loss allocated to other Partners	$ (2,061)	$ (3,224)

* Amounts include $204,022 and $242,556 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2014 remain open.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2018 were $229,263 and total fund management fees accrued as of June 30, 2018 were $8,140,541. During the quarter ended June 30, 2018, $738,515 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2018.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 3 of the Operating Partnerships and 12 remain.

During the quarter ended June 30, 2018, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2018, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2018, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2018. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2018, the Fund held limited partnership interests in 45 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2018 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 62,652	$ 1,673	$ 60,979
Series 48	38,835	4,327	34,508
Series 49	127,776	20,000	107,776
	$229,263	$26,000	$203,263

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 12 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 47 reflects a net loss from Operating Partnerships of $(70,447) and $(125,604), respectively, which includes depreciation and amortization of $304,870 and $448,948, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In October 2017, the operating general partner of CP Continental Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on December 20, 2017. The sales price of the property was $8,100,000, which included the outstanding mortgage balance of approximately $5,656,256 and cash proceeds to the investment partnership of $194,672. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $189,672 were returned to cash reserves held by Series 47. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $189,672 as of December 31, 2017. In January 2018, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $51,515 which was returned to the cash reserves.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. As of June 2018, operations are above breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria, and the property is 84% occupied through June 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

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

Series 48

As of June 30, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 9 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 48 reflects a net loss from Operating Partnerships of $(67,367) and $(385,275), respectively, which includes depreciation and amortization of $199,240 and $256,342, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia L.P. (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. Although the property continues to operate below breakeven, management's ability to stabilize occupancy at 95% through June 30, 2018, is reducing vacancy loss at the property and improving operations. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The investment limited partner continues to work with the operating general partner and the management company to monitor and improve occupancy and operations. The 15-year low income housing tax credit compliance period with respect to Wyndam-Emporia L.P. expires on December 31, 2020.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. As of June 2018, operations are above breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria, and the property is 84% occupied through June 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

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

Series 49

As of June 30, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 49 reflects a net loss from Operating Partnerships of $(206,083) and $(322,402), respectively, which includes depreciation and amortization of $707,273 and $713,294, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. As of June 30, 2018, the property is maintaining occupancy of 80%. The operating general partner's obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations remain above breakeven through the second quarter of 2018. The investment limited partner will continue to work with the operating general partner and the management company to improve occupancy and operations. As of June 30, 2018, the property is maintaining occupancy of 93%. The operating general partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Linden-Shawnee Partners, L.P. subsequent to June 30, 2018.

Columbia Blackshear Senior Residences, L.P. (Columbia Senior Residences)is a 78- unit elderly property in Atlanta, GA. Operations fell below breakeven through the second quarter of 2018 due to high maintenance and administrative costs. Occupancy has remained strong at average of 98% through 2018. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. Although, the operating deficit guarantee has expired the operating general partner continues to fund deficits and confirmed its commitment to continue to do so. The 15- year low income housing tax credit compliance period with respect to Columbia Blackshear Residences, L.P. expires on December 31, 2021.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2018 and 2017. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

4.1 The First Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018).

ex4-1.htm

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC V CERT 302

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith BCTC V CERT 302

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC V CERT 906

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

BCTC V CERT 906

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 13, 2018		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2018	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 13, 2018	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.