Form 10-Q
period 2018-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2019-02-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-17
Condensed Statements of Cash Flows	18-21
Notes to Condensed Financial Statements	22-30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Mine Safety Disclosures	39

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2018	March 31, 2018

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	838,733	1,914,566
Other assets	106,411	106,411
	$ 945,144	$ 2,020,977

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	8,332,814	8,649,793
Capital contributions payable	101	101
	8,333,258	8,650,237

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,763,506 outstanding as of December 31, 2018 and March 31, 2018.	(7,108,441)	(6,351,484)
General Partner	(279,673)	(277,776)
	(7,388,114)	(6,629,260)
	$ 945,144	$ 2,020,977

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2018	March 31, 2018
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	267,871	776,230
Other assets	-	-
	$ 267,871	$ 776,230

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	3,177,685	3,459,744
Capital contributions payable	-	-
	3,177,685	3,459,744

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,476,634 outstanding as of December 31, 2018 and March 31, 2018.	(2,825,831)	(2,600,097)
General Partner	(83,983)	(83,417)
	(2,909,814)	(2,683,514)
	$ 267,871	$ 776,230

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2018	March 31, 2018
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	242,595	666,873
Other assets	-	-
	$ 242,595	$ 666,873

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	1,861,506	2,138,501
Capital contributions payable	-	-
	1,861,506	2,138,501

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,293,872 outstanding as of December 31, 2018 and March 31, 2018.	(1,564,102)	(1,417,187)
General Partner	(54,809)	(54,441)
	(1,618,911)	(1,471,628)
	$ 242,595	$ 666,873

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2018	March 31, 2018
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	328,267	471,463
Other assets	106,411	106,411
	$ 434,678	$ 577,874

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	3,293,623	3,051,548
Capital contributions payable	101	101
	3,294,067	3,051,992

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,993,000 outstanding as of December 31, 2018 and March 31, 2018.	(2,718,508)	(2,334,200)
General Partner	(140,881)	(139,918)
	(2,859,389)	(2,474,118)
	$ 434,678	$ 577,874

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2018	2017

Income
Interest income	$ 1,155	$ 1,471
Other income	18,285	37,182
	19,440	38,653

Share of income (loss) from Operating Partnerships(Note D)	-	113,050

Expenses
Professional fees	12,177	6,651
Fund management fee, net (Note C)	197,988	247,958
General and administrative expenses	29,864	22,855
	240,029	277,464

NET INCOME (LOSS)	$ (220,589)	$ (125,761)

Net income (loss) allocated to assignees	$ (220,037)	$ (125,447)

Net income (loss) allocated to general partner	$ (552)	$ (314)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2018	2017

Income
Interest income	$ 371	$ 506
Other income	4,200	12,981
	4,571	13,487

Share of income (loss) from Operating Partnerships(Note D)	-	189,672

Expenses
Professional fees	3,999	2,217
Fund management fee, net (Note C)	60,602	70,723
General and administrative expenses	8,975	6,981
	73,576	79,921

NET INCOME (LOSS)	$ (69,005)	$ 123,238

Net income (loss) allocated to assignees	$ (68,832)	$ 122,930

Net income (loss) allocated to general partner	$ (173)	$ 308

Net income (loss) per BAC	$ (.02)	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2018	2017

Income
Interest income	$ 333	$ 376
Other income	4,200	12,950
	4,533	13,326

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,151	2,217
Fund management fee, net (Note C)	36,785	50,196
General and administrative expenses	6,823	5,313
	46,759	57,726

NET INCOME (LOSS)	$ (42,226)	$ (44,400)

Net income (loss) allocated to assignees	$ (42,120)	$ (44,289)

Net income (loss) allocated to general partner	$ (106)	$ (111)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2018	2017

Income
Interest income	$ 451	$ 589
Other income	9,885	11,251
	10,336	11,840

Share of income (loss) from Operating Partnerships(Note D)	-	(76,622)

Expenses
Professional fees	5,027	2,217
Fund management fee, net (Note C)	100,601	127,039
General and administrative expenses	14,066	10,561
	119,694	139,817

NET INCOME (LOSS)	$ (109,358)	$ (204,599)

Net income (loss) allocated to assignees	$ (109,085)	$ (204,088)

Net income (loss) allocated to general partner	$ (273)	$ (511)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2018	2017

Income
Interest income	$ 6,151	$ 1,787
Other income	47,694	141,736
	53,845	143,523

Share of income (loss) from Operating Partnerships(Note D)	-	(40,194)

Expenses
Professional fees	109,320	85,593
Fund management fee, net (Note C)	619,447	738,554
General and administrative expenses	83,932	54,941
	812,699	879,088

NET INCOME (LOSS)	$ (758,854)	$ (775,759)

Net income (loss) allocated to assignees	$ (756,957)	$ (773,820)

Net income (loss) allocated to general partner	$ (1,897)	$ (1,939)

Net income (loss) per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2018	2017

Income
Interest income	$ 1,939	$ 602
Other income	11,664	45,082
	13,603	45,684

Share of income (loss) from Operating Partnerships(Note D)	-	189,672

Expenses
Professional fees	35,546	25,665
Fund management fee, net (Note C)	178,518	231,474
General and administrative expenses	25,839	17,449
	239,903	274,588

NET INCOME (LOSS)	$ (226,300)	$ (39,232)

Net income (loss) allocated to assignees	$ (225,734)	$ (39,134)

Net income (loss) allocated to general partner	$ (566)	$ (98)

Net income (loss) per BAC	$ (.06)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2018	2017

Income
Interest income	$ 2,121	$ 462
Other income	7,901	30,621
	10,022	31,083

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	31,349	22,682
Fund management fee, net (Note C)	105,570	139,788
General and administrative expenses	20,386	14,687
	157,305	177,157

NET INCOME (LOSS)	$ (147,283)	$ (146,074)

Net income (loss) allocated to assignees	$ (146,915)	$ (145,709)

Net income (loss) allocated to general partner	$ (368)	$ (365)

Net income (loss) per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2018	2017

Income
Interest income	$ 2,091	$ 723
Other income	28,129	66,033
	30,220	66,756

Share of income (loss) from Operating Partnerships(Note D)	-	(229,866)

Expenses
Professional fees	42,425	37,246
Fund management fee, net (Note C)	335,359	367,292
General and administrative expenses	37,707	22,805
	415,491	427,343

NET INCOME (LOSS)	$ (385,271)	$ (590,453)

Net income (loss) allocated to assignees	$ (384,308)	$ (588,977)

Net income (loss) allocated to general partner	$ (963)	$ (1,476)

Net income (loss) per BAC	$ (.06)	$ (.10)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2018	$(6,351,484)	$(277,776)	$(6,629,260)

Net loss	(756,957)	(1,897)	(758,854)

Partners' capital (deficit), December 31, 2018	$(7,108,441)	$(279,673)	$(7,388,114)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2018	$(2,600,097)	$ (83,417)	$(2,683,514)

Net loss	(225,734)	(566)	(226,300)

Partners' capital (deficit), December 31, 2018	$(2,825,831)	$ (83,983)	$(2,909,814)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2018	$(1,417,187)	$ (54,441)	$(1,471,628)

Net loss	(146,915)	(368)	(147,283)

Partners' capital (deficit), December 31, 2018	$(1,564,102)	$ (54,809)	$(1,618,911)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2018	$(2,334,200)	$(139,918)	$(2,474,118)

Net loss	(384,308)	(963)	(385,271)

Partners' capital (deficit), December 31, 2018	$(2,718,508)	$(140,881)	$(2,859,389)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2018	2017
Cash flows from operating activities:

Net loss	$ (758,854)	$ (775,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of (income) loss from Operating Partnerships	-	40,194
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	5,000
Increase (Decrease) in accounts payable affiliates	(316,979)	796,976

Net cash (used in) provided by operating activities	(1,075,833)	66,411

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	189,672

Net cash provided by investing activities	-	189,672

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,075,833)	256,083

Cash and cash equivalents, beginning	1,914,566	1,241,219

Cash and cash equivalents, ending	$ 838,733	$ 1,497,302

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2018	2017
Cash flows from operating activities:

Net loss	$ (226,300)	$ (39,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of (income) loss from Operating Partnerships	-	(189,672)
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	5,000
Increase (Decrease) in accounts payable affiliates	(282,059)	263,060

Net cash (used in) provided by operating activities	(508,359)	39,156

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	189,672

Net cash provided by investing activities	-	189,672

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(508,359)	228,828

Cash and cash equivalents, beginning	776,230	373,138

Cash and cash equivalents, ending	$ 267,871	$ 601,966

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2018	2017
Cash flows from operating activities:

Net loss	$ (147,283)	$ (146,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	(276,995)	150,588

Net cash (used in) provided by operating activities	(424,278)	4,514

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(424,278)	4,514

Cash and cash equivalents, beginning	666,873	347,379

Cash and cash equivalents, ending	$ 242,595	$ 351,893

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2018	2017
Cash flows from operating activities:

Net loss	$ (385,271)	$ (590,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Share of (income) loss from Operating Partnerships	-	229,866
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	-	-
Increase in accounts payable affiliates	242,075	383,328

Net cash (used in) provided by operating activities	(143,196)	22,741

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,196)	22,741

Cash and cash equivalents, beginning	471,463	520,702

Cash and cash equivalents, ending	$ 328,267	$ 543,443

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2018
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2018, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2018:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2018 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2018 and 2017 are as follows:

	2018	2017
Series 47	$ 62,652	$ 87,687
Series 48	38,835	50,196
Series 49	127,776	127,776
Total	$229,263	$265,659

The fund management fees paid for the quarters ended December 31, 2018 and 2017 are as follows:
	2018	2017
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2018 and 2017 are as follows:
	2018	2017
Series 47	$ 470,015	$ -
Series 48	393,500	-
Series 49	141,253	-
Total	$1,004,768	$ -

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2018 and 2017, the Fund had limited partnership interests in 45 and 47 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2018 and 2017 is as follows:
	2018	2017
Series 47	12	13
Series 48	9	10
Series 49	24	24
Total	45	47

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the nine months ended December 31, 2018, no Operating Partnerships were disposed.

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2018.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2018	2017
Revenues
Rental	$ 13,734,315	$ 15,996,053
Interest and other	328,969	379,973
	14,063,284	16,376,026

Expenses
Interest	1,954,000	2,388,543
Depreciation and amortization	3,634,148	4,165,774
Operating expenses	9,506,824	12,266,884
	15,094,972	18,821,201

NET LOSS	$ (1,031,688)	$(2,445,175)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (1,021,372)	$(2,420,724)

Net loss allocated to other Partners	$ (10,316)	$ (24,451)

* Amounts include $1,021,372 and $2,190,858 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2018	2017
Revenues
Rental	$ 4,139,341	$ 5,793,126
Interest and other	77,533	121,742
	4,216,874	5,914,868

Expenses
Interest	575,402	829,869
Depreciation and amortization	914,609	1,256,865
Operating expenses	2,938,201	4,150,276
	4,428,212	6,237,010

NET LOSS	$ (211,338)	$ (322,142)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (209,225)	$ (318,921)

Net loss allocated to other Partners	$ (2,113)	$ (3,221)

* Amounts include $209,225 and $318,921 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2018	2017
Revenues
Rental	$ 2,248,381	$ 3,029,720
Interest and other	44,403	72,250
	2,292,784	3,101,970

Expenses
Interest	272,056	358,327
Depreciation and amortization	597,719	769,026
Operating expenses	1,625,109	3,130,443
	2,494,884	4,257,796

NET LOSS	$ (202,100)	$(1,155,826)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (200,079)	$(1,144,268)

Net loss allocated to other Partners	$ (2,021)	$ (11,558)

* Amounts include $200,079 and $1,144,268 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2018	2017
Revenues
Rental	$ 7,346,593	$ 7,173,207
Interest and other	207,033	185,981
	7,553,626	7,359,188

Expenses
Interest	1,106,542	1,200,347
Depreciation and amortization	2,121,820	2,139,883
Operating expenses	4,943,514	4,986,165
	8,171,876	8,326,395

NET LOSS	$ (618,250)	$ (967,207)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.*	$ (612,068)	$ (957,535)

Net loss allocated to other Partners	$ (6,182)	$ (9,672)

* Amounts include $612,068 and $727,669 for 2018 and 2017, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2018
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2018 were $229,263 and total fund management fees accrued as of December 31, 2018 were $8,332,814. During the quarter ended December 31, 2018, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2018.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 3 of the Operating Partnerships and 12 remain.

During the quarter ended December 31, 2018, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

During the quarter ended December 31, 2018, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2018, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2018. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2018, the Fund held limited partnership interests in 45 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2018 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 62,652	$ 2,050	$ 60,602
Series 48	38,835	2,050	36,785
Series 49	127,776	27,175	100,601
	$229,263	$31,275	$197,988

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$187,956	$ 9,438	$178,518
Series 48	116,505	10,935	105,570
Series 49	383,328	47,969	335,359
	$687,789	$68,342	$619,447

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 12 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 47 reflects a net loss from Operating Partnerships of $(211,338) and $(322,142), respectively, which includes depreciation and amortization of $914,609 and $1,256,865, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. In 2018, operations are above breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria. The property is 90% occupied through December 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

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

Series 48

As of December 31, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 9 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 48 reflects a net loss from Operating Partnerships of $(202,100) and $(1,155,826), respectively, which includes depreciation and amortization of $597,719 and $769,026, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wyndam-Emporia L.P. (Wyndam Place Senior Residences) is a 42-unit senior property located in Emporia, KS. The property is operating above breakeven in 2018 due to management stabilizing occupancy to 100% and reducing vacancy loss by 85% compared to 2017. Effective January 1, 2016, the operating general partner modified the existing loan resulting in an annual debt service reduction of $14,000. The 15-year low income housing tax credit compliance period with respect to Wyndam-Emporia L.P. expires on December 31, 2020.

The Masters Apartments, L.P (Crawford Park Apartments Homes) is a 144-unit family property located in Dallas, TX. Operations fell below breakeven in 2016 when management re-branded the property to improve its reputation and resident profile. With over 60 evictions, the property suffered a drastic decline in rental income. In addition, operating expenses increased as management worked to correct deferred maintenance items throughout 2016 and 2017. In 2018, operations are above breakeven, after accounting for reserve withdrawals for expensed improvements. Management continues to focus on renting to residents that meet the stringent tenant selection criteria. The property is 90% occupied through December 2018. The investment general partner will continue to work closely with the operating general partner and the management company to improve operations and occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to The Masters Apartments, L.P. expires on December 31, 2020.

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

Series 49

As of December 31, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2018, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2018 and 2017, Series 49 reflects a net loss from Operating Partnerships of $(618,250) and $(967,207), respectively, which includes depreciation and amortization of $2,121,820 and $2,139,883, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. As of December 2018, the property is maintaining occupancy of 85%. The operating general partner's obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations remain above breakeven through November 2018. The investment limited partner will continue to work with the operating general partner and the management company to improve occupancy and operations. The operating general partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020. As the property stabilized and is operating above breakeven, the investment general partner will cease reporting for Linden-Shawnee Partners, L.P. subsequent to December 2018.

Columbia Blackshear Senior Residences, L.P. (Columbia Senior Residences)is a 78- unit elderly property in Atlanta, GA. Operations fell below breakeven through the third quarter of 2018 due to increased maintenance and administrative costs. Operations remain below breakeven. Emergency elevator repairs have resulted in a significant increase to maintenance expenses, management received reimbursement of the expense through replacement reserves during fourth quarter 2018. Turnover expense increased due to the passing of several residents. Manager and maintenance payroll expenses have increased because of positive performance reviews. Despite the increase in turnover occupancy has remained strong at average of 99% through 2018 and the property received its first Project Based Rental Assistance contract rent increase in ten years. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. Although, the operating deficit guarantee has expired the operating general partner continues to fund deficits and confirmed its commitment to continue to do so. The 15- year low income housing tax credit compliance period with respect to Columbia Blackshear Residences, L.P. expires on December 31, 2021.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 13, 2019		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2019	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 13, 2019	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.