Form 10-Q
period 2019-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2019-08-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-11
Condensed Statements of Changes in Partners' Capital (Deficit)	12-13
Condensed Statements of Cash Flows	14-17
Notes to Condensed Financial Statements	18-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2019	March 31, 2019

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	729,712	707,501
Other assets	106,411	106,411
	$ 836,123	$ 813,912

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	8,591,340	8,362,077
Capital contributions payable	101	101
	8,591,784	8,362,521

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,754,506 outstanding as of June 30, 2019 and March 31, 2019.	(7,475,068)	(7,268,534)
General Partner	(280,593)	(280,075)
	(7,755,661)	(7,548,609)
	$ 836,123	$ 813,912

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	248,365	243,174
Other assets	-	-
	$ 248,365	$ 243,174

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	3,252,989	3,190,337
Capital contributions payable	-	-
	3,252,989	3,190,337

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,473,634 outstanding as of June 30, 2019 and March 31, 2019.	(2,920,404)	(2,863,087)
General Partner	(84,220)	(84,076)
	(3,004,624)	(2,947,163)
	$ 248,365	$ 243,174

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	213,472	209,712
Other assets	-	-
	$ 213,472	$ 209,712

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	1,889,176	1,850,341
Capital contributions payable	-	-
	1,889,176	1,850,341

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,291,372 outstanding as of June 30, 2019 and March 31, 2019.	(1,620,752)	(1,585,765)
General Partner	(54,952)	(54,864)
	(1,675,704)	(1,640,629)
	$ 213,472	$ 209,712

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	267,875	254,615
Other assets	106,411	106,411
	$ 374,286	$ 361,026

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	3,449,175	3,321,399
Capital contributions payable	101	101
	3,449,619	3,321,843

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,989,500 outstanding as of June 30, 2019 and March 31, 2019.	(2,933,912)	(2,819,682)
General Partner	(141,421)	(141,135)
	(3,075,333)	(2,960,817)
	$ 374,286	$ 361,026

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2019	2018

Income
Interest income	$ 1,735	$ 3,215
Other income	955	5,323
	2,690	8,538

Expenses
Professional fees	-	77,880
Fund management fee, net (Note C)	191,754	203,263
General and administrative expenses	17,988	13,615
	209,742	294,758

NET LOSS	$ (207,052)	$ (286,220)

Net loss allocated to assignees	$ (206,534)	$ (285,505)

Net loss allocated to general partner	$ (518)	$ (715)

Net loss per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2019	2018

Income
Interest income	$ 594	$ 985
Other income	350	928
	944	1,913

Expenses
Professional fees	-	25,246
Fund management fee, net (Note C)	52,700	60,979
General and administrative expenses	5,705	4,270
	58,405	90,495

NET LOSS	$ (57,461)	$ (88,582)

Net loss allocated to assignees	$ (57,317)	$ (88,361)

Net loss allocated to general partner	$ (144)	$ (221)

Net loss per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2019	2018

Income
Interest income	$ 505	$ 1,280
Other income	350	3,701
	855	4,981

Expenses
Professional fees	-	22,137
Fund management fee, net (Note C)	31,016	34,508
General and administrative expenses	4,914	3,482
	35,930	60,127

NET LOSS	$ (35,075)	$ (55,146)

Net loss allocated to assignees	$ (34,987)	$ (55,008)

Net loss allocated to general partner	$ (88)	$ (138)

Net loss per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2019	2018

Income
Interest income	$ 636	$ 950
Other income	255	694
	891	1,644

Expenses
Professional fees	-	30,497
Fund management fee, net (Note C)	108,038	107,776
General and administrative expenses	7,369	5,863
	115,407	144,136

NET LOSS	$ (114,516)	$ (142,492)

Net loss allocated to assignees	$ (114,230)	$ (142,136)

Net loss allocated to general partner	$ (286)	$ (356)

Net loss per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2019	$(7,268,534)	$(280,075)	$(7,548,609)

Net loss	(206,534)	(518)	(207,052)

Partners' capital (deficit), June 30, 2019	$(7,475,068)	$(280,593)	$(7,755,661)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30,
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2019	$(2,863,087)	$ (84,076)	$(2,947,163)

Net loss	(57,317)	(144)	(57,461)

Partners' capital (deficit), June 30, 2019	$(2,920,404)	$ (84,220)	$(3,004,624)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2019	$(1,585,765)	$ (54,864)	$(1,640,629)

Net loss	(34,987)	(88)	(35,075)

Partners' capital (deficit), June 30, 2019	$(1,620,752)	$ (54,952)	$(1,675,704)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2019	$(2,819,682)	$(141,135)	$(2,960,817)

Net loss	(114,230)	(286)	(114,516)

Partners' capital (deficit), June 30, 2019	$(2,933,912)	$(141,421)	$(3,075,333)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2019	2018
Cash flows from operating activities:

Net loss	$ (207,052)	$ (286,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	229,263	(509,252)

Net cash provided by (used in) operating activities	22,211	(795,472)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,211	(795,472)

Cash and cash equivalents, beginning	707,501	1,914,566

Cash and cash equivalents, ending	$ 729,712	$ 1,119,094

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 47

	2019	2018
Cash flows from operating activities:

Net loss	$ (57,461)	$ (88,582)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	62,652	(332,363)

Net cash provided by (used in) operating activities	5,191	(420,945)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,191	(420,945)

Cash and cash equivalents, beginning	243,174	776,230

Cash and cash equivalents, ending	$ 248,365	$ 355,285

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 48

	2019	2018
Cash flows from operating activities:

Net loss	$ (35,075)	$ (55,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	38,835	(304,665)

Net cash provided by (used in) operating activities	3,760	(359,811)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,760	(359,811)

Cash and cash equivalents, beginning	209,712	666,873

Cash and cash equivalents, ending	$ 213,472	$ 307,062

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 49

	2019	2018
Cash flows from operating activities:

Net loss	$ (114,516)	$ (142,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	127,776	127,776

Net cash provided by (used in) operating activities	13,260	(14,716)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,260	(14,716)

Cash and cash equivalents, beginning	254,615	471,463

Cash and cash equivalents, ending	$ 267,875	$ 456,747

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2019
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2019, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2019:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2019 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2019 and 2018 are as follows:

	2019	2018
Series 47	$ 62,652	$ 62,652
Series 48	38,835	38,835
Series 49	127,776	127,776
Total	$229,263	$229,263

The fund management fees paid for the quarters ended June 30, 2019 and 2018 are as follows:
	2019	2018
Series 47	$ -	$395,015
Series 48	-	343,500
Series 49	-	-
Total	$ -	$738,515

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2019 and 2018, the Fund had limited partnership interests in 45 and 45 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2019 and 2018 is as follows:
	2019	2018
Series 47	12	12
Series 48	9	9
Series 49	24	24
Total	45	45

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2019.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2019	2018
Revenues
Rental	$ 4,704,148	$ 4,578,104
Interest and other	92,913	109,656
	4,797,061	4,687,760

Expenses
Interest	667,433	651,333
Depreciation and amortization	1,220,586	1,211,383
Operating expenses	3,462,693	3,168,941
	5,350,712	5,031,657

NET LOSS	$ (553,651)	$ (343,897)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (548,114)	$ (340,458)

Net loss allocated to other Partners	$ (5,537)	$ (3,439)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2019	2018
Revenues
Rental	$ 1,437,199	$ 1,379,780
Interest and other	20,952	25,844
	1,458,151	1,405,624

Expenses
Interest	195,302	191,801
Depreciation and amortization	312,346	304,870
Operating expenses	1,091,985	979,400
	1,599,633	1,476,071

NET LOSS	$ (141,482)	$ (70,447)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (140,067)	$ (69,743)

Net loss allocated to other Partners	$ (1,415)	$ (704)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2019	2018
Revenues
Rental	$ 782,077	$ 749,460
Interest and other	13,475	14,801
	795,552	764,261

Expenses
Interest	100,292	90,685
Depreciation and amortization	200,142	199,240
Operating expenses	586,804	541,703
	887,238	831,628

NET LOSS	$ (91,686)	$ (67,367)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (90,769)	$ (66,693)

Net loss allocated to other Partners	$ (917)	$ (674)

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
June 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2019	2018
Revenues
Rental	$ 2,484,872	$ 2,448,864
Interest and other	58,486	69,011
	2,543,358	2,517,875

Expenses
Interest	371,839	368,847
Depreciation and amortization	708,098	707,273
Operating expenses	1,783,904	1,647,838
	2,863,841	2,723,958

NET LOSS	$ (320,483)	$ (206,083)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (317,278)	$ (204,022)

Net loss allocated to other Partners	$ (3,205)	$ (2,061)

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
June 30, 2019
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2015 remain open.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2019 were $229,263 and total fund management fees accrued as of June 30, 2019 were $8,591,340. During the quarter ended June 30, 2019, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2019.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 3 of the Operating Partnerships and 12 remain.

During the quarter ended June 30, 2019, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2019, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended June 30, 2019, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2019. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2019, the Fund held limited partnership interests in 45 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2019 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 62,652	$ 9,952	$ 52,700
Series 48	38,835	7,819	31,016
Series 49	127,776	19,738	108,038
	$229,263	$37,509	$191,754

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 12 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 47 reflects a net loss from Operating Partnerships of $(141,482) and $(70,447), respectively, which includes depreciation and amortization of $312,346 and $304,870, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 48

As of June 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 9 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 48 reflects a net loss from Operating Partnerships of $(91,686) and $(67,367), respectively, which includes depreciation and amortization of $200,142 and $199,240, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 49

As of June 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 24 properties at June 30, 2019, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2019 and 2018, Series 49 reflects a net loss from Operating Partnerships of $(320,483) and $(206,083), respectively, which includes depreciation and amortization of $708,098 and $707,273, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2015, 2016, 2017 and 2018. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. As of June 30, 2019, occupancy is 89%. The operating general partner's obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property was added to the Watchlist during second quarter of 2019 for below breakeven operations due to low occupancy and elevated operating expenses. As of June 30, 2019, occupancy is 87%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor Apartments) is a 38-unit family property located in Kewaunee, WI. Due to low occupancy and insufficient rental rates, the property operates below breakeven. As of June 2019, occupancy is 92%. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Kewaunee, LP expires on December 31, 2019.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2019 and 2018. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

4.1 The Second Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2019).

http://www.sec.gov/Archives/edgar/data/1267425/000114420419027926/tv522253_ex4-1.htm

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC V CERT 302

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith BCTC V CERT 302

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC V CERT 906

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

BCTC V CERT 906

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 13, 2019		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2019	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 13, 2019	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.