Form 10-Q
period 2019-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2019-11-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-19
Condensed Statements of Cash Flows	20-23
Notes to Condensed Financial Statements	24-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	41

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2019	March 31, 2019

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	661,073	707,501
Other assets	106,411	106,411
	$ 767,484	$ 813,912

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	8,820,603	8,362,077
Capital contributions payable	101	101
	8,821,047	8,362,521

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,754,506 outstanding as of September 30, 2019 and March 31, 2019.	(7,772,225)	(7,268,534)
General Partner	(281,338)	(280,075)
	(8,053,563)	(7,548,609)
	$ 767,484	$ 813,912

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	226,511	243,174
Other assets	-	-
	$ 226,511	$ 243,174

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	3,315,641	3,190,337
Capital contributions payable	-	-
	3,315,641	3,190,337

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,473,634 outstanding as of September 30, 2019 and March 31, 2019.	(3,004,699)	(2,863,087)
General Partner	(84,431)	(84,076)
	(3,089,130)	(2,947,163)
	$ 226,511	$ 243,174

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	190,217	209,712
Other assets	-	-
	$ 190,217	$ 209,712

LIABILITIES

Accounts payable and accrued expenses	$ -	$ -
Accounts payable affiliates	1,928,011	1,850,341
Capital contributions payable	-	-
	1,928,011	1,850,341

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,291,372 outstanding as of September 30, 2019 and March 31, 2019.	(1,682,687)	(1,585,765)
General Partner	(55,107)	(54,864)
	(1,737,794)	(1,640,629)
	$ 190,217	$ 209,712

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	244,345	254,615
Other assets	106,411	106,411
	$ 350,756	$ 361,026

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	3,576,951	3,321,399
Capital contributions payable	101	101
	3,577,395	3,321,843

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,989,500 outstanding as of September 30, 2019 and March 31, 2019.	(3,084,839)	(2,819,682)
General Partner	(141,800)	(141,135)
	(3,226,639)	(2,960,817)
	$ 350,756	$ 361,026

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2019	2018

Income
Interest income	$ 1,886	$ 1,781
Other income	19,443	24,086
	21,329	25,867

Expenses
Professional fees	75,533	19,264
Fund management fee, net (Note C)	223,304	218,197
General and administrative expenses	20,394	40,450
	319,231	277,911

NET LOSS	$ (297,902)	$ (252,044)

Net loss allocated to assignees	$ (297,157)	$ (251,413)

Net loss allocated to general partner	$ (745)	$ (631)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2019	2018

Income
Interest income	$ 648	$ 583
Other income	4,996	6,536
	5,644	7,119

Expenses
Professional fees	23,069	6,301
Fund management fee, net (Note C)	60,652	56,938
General and administrative expenses	6,429	12,592
	90,150	75,831

NET LOSS	$ (84,506)	$ (68,712)

Net loss allocated to assignees	$ (84,295)	$ (68,540)

Net loss allocated to general partner	$ (211)	$ (172)

Net loss per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2019	2018

Income
Interest income	$ 538	$ 508
Other income	3,300	-
	3,838	508

Expenses
Professional fees	21,280	6,061
Fund management fee, net (Note C)	38,835	34,277
General and administrative expenses	5,813	10,081
	65,928	50,419

NET LOSS	$ (62,090)	$ (49,911)

Net loss allocated to assignees	$ (61,935)	$ (49,786)

Net loss allocated to general partner	$ (155)	$ (125)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2019	2018

Income
Interest income	$ 700	$ 690
Other income	11,147	17,550
	11,847	18,240

Expenses
Professional fees	31,184	6,902
Fund management fee, net (Note C)	123,817	126,982
General and administrative expenses	8,152	17,777
	163,153	151,661

NET LOSS	$ (151,306)	$ (133,421)

Net loss allocated to assignees	$ (150,927)	$ (133,087)

Net loss allocated to general partner	$ (379)	$ (334)

Net loss per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2019	2018

Income
Interest income	$ 3,620	$ 4,996
Other income	20,399	29,409
	24,019	34,405

Expenses
Professional fees	75,533	97,143
Fund management fee, net (Note C)	415,059	421,459
General and administrative expenses	38,381	54,067
	528,973	572,669

NET LOSS	$ (504,954)	$ (538,264)

Net loss allocated to assignees	$ (503,691)	$ (536,918)

Net loss allocated to general partner	$ (1,263)	$ (1,346)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2019	2018

Income
Interest income	$ 1,241	$ 1,568
Other income	5,346	7,464
	6,587	9,032

Expenses
Professional fees	23,069	31,547
Fund management fee, net (Note C)	113,352	117,916
General and administrative expenses	12,133	16,863
	148,554	166,326

NET LOSS	$ (141,967)	$ (157,294)

Net loss allocated to assignees	$ (141,612)	$ (156,901)

Net loss allocated to general partner	$ (355)	$ (393)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2019	2018

Income
Interest income	$ 1,043	$ 1,788
Other income	3,650	3,701
	4,693	5,489

Expenses
Professional fees	21,280	28,198
Fund management fee, net (Note C)	69,851	68,785
General and administrative expenses	10,727	13,563
	101,858	110,546

NET LOSS	$ (97,165)	$ (105,057)

Net loss allocated to assignees	$ (96,922)	$ (104,794)

Net loss allocated to general partner	$ (243)	$ (263)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2019	2018

Income
Interest income	$ 1,336	$ 1,640
Other income	11,403	18,244
	12,739	19,884

Expenses
Professional fees	31,184	37,398
Fund management fee, net (Note C)	231,856	234,758
General and administrative expenses	15,521	23,641
	278,561	295,797

NET LOSS	$ (265,822)	$ (275,913)

Net loss allocated to assignees	$ (265,157)	$ (275,223)

Net loss allocated to general partner	$ (665)	$ (690)

Net loss per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Total
Partners' capital (deficit) April 1, 2018	$(6,351,484)	$(277,776)	$(6,629,260)

Net loss	(285,505)	(715)	(286,220)

Partners' capital (deficit), June 30, 2018	(6,636,989)	(278,491)	(6,915,480)

Net loss	(251,413)	(631)	(252,044)

Partners' capital (deficit), September 30, 2018	$(6,888,402)	$(279,122)	$(7,167,524)

	Assignees	General partner	Total
Total
Partners' capital (deficit) April 1, 2019	$(7,268,534)	$(280,075)	$(7,548,609)

Net loss	(206,534)	(518)	(207,052)

Partners' capital (deficit), June 30, 2019	(7,475,068)	(280,593)	(7,755,661)

Net loss	(297,157)	(745)	(297,902)

Partners' capital (deficit), September 30, 2019	$(7,772,225)	$(281,338)	$(8,053,563)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2018	$(2,600,097)	$ (83,417)	$(2,683,514)

Net loss	(88,361)	(221)	(88,582)

Partners' capital (deficit), June 30, 2018	(2,688,458)	(83,638)	(2,772,096)

Net loss	(68,540)	(172)	(68,712)

Partners' capital (deficit), September 30, 2018	$(2,756,998)	$ (83,810)	$(2,840,808)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2019	$(2,863,087)	$ (84,076)	$(2,947,163)

Net loss	(57,317)	(144)	(57,461)

Partners' capital (deficit), June 30, 2019	(2,920,404)	(84,220)	(3,004,624)

Net loss	(84,295)	(211)	(84,506)

Partners' capital (deficit), September 30, 2019	$(3,004,699)	$ (84,431)	$(3,089,130)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2018	$(1,417,187)	$ (54,441)	$(1,471,628)

Net loss	(55,008)	(138)	(55,146)

Partners' capital (deficit), June 30, 2018	(1,472,195)	(54,579)	(1,526,774)

Net loss	(49,786)	(125)	(49,911)

Partners' capital (deficit), September 30, 2018	$(1,521,981)	$ (54,704)	$(1,576,685)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2019	$(1,585,765)	$ (54,864)	$(1,640,629)

Net loss	(34,987)	(88)	(35,075)

Partners' capital (deficit), June 30, 2019	(1,620,752)	(54,952)	(1,675,704)

Net loss	(61,935)	(155)	(62,090)

Partners' capital (deficit), September 30, 2019	$(1,682,687)	$ (55,107)	$(1,737,794)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2018	$(2,334,200)	$(139,918)	$(2,474,118)

Net loss	(142,136)	(356)	(142,492)

Partners' capital (deficit), June 30, 2018	(2,476,336)	(140,274)	(2,616,610)

Net loss	(133,087)	(334)	(133,421)

Partners' capital (deficit), September 30, 2018	$(2,609,423)	$(140,608)	$(2,750,031)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2019	$(2,819,682)	$(141,135)	$(2,960,817)

Net loss	(114,230)	(286)	(114,516)

Partners' capital (deficit), June 30, 2019	(2,933,912)	(141,421)	(3,075,333)

Net loss	(150,927)	(379)	(151,306)

Partners' capital (deficit), September 30, 2019	$(3,084,839)	$(141,800)	$(3,226,639)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2019	2018
Cash flows from operating activities:

Net loss	$ (504,954)	$ (538,264)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	458,526	(546,242)

Net cash used in operating activities	(46,428)	(1,084,506)

DECREASE IN CASH AND CASH EQUIVALENTS	(46,428)	(1,084,506)

Cash and cash equivalents, beginning	707,501	1,914,566

Cash and cash equivalents, ending	$ 661,073	$ 830,060

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 47

	2019	2018
Cash flows from operating activities:

Net loss	$ (141,967)	$ (157,294)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	125,304	(344,711)

Net cash used in operating activities	(16,663)	(502,005)

DECREASE IN CASH AND CASH EQUIVALENTS	(16,663)	(502,005)

Cash and cash equivalents, beginning	243,174	776,230

Cash and cash equivalents, ending	$ 226,511	$ 274,225

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 48

	2019	2018
Cash flows from operating activities:

Net loss	$ (97,165)	$ (105,057)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase (Decrease) in accounts payable affiliates	77,670	(315,830)

Net cash used in operating activities	(19,495)	(420,887)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,495)	(420,887)

Cash and cash equivalents, beginning	209,712	666,873

Cash and cash equivalents, ending	$ 190,217	$ 245,986

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 49

	2019	2018
Cash flows from operating activities:

Net loss	$ (265,822)	$ (275,913)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Increase in accounts payable affiliates	255,552	114,299

Net cash used in operating activities	(10,270)	(161,614)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,270)	(161,614)

Cash and cash equivalents, beginning	254,615	471,463

Cash and cash equivalents, ending	$ 244,345	$ 309,849

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2019
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2019, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2019:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2019 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2019 and 2018 are as follows:

	2019	2018
Series 47	$ 62,652	$ 62,652
Series 48	38,835	38,835
Series 49	127,776	127,776
Total	$229,263	$229,263

The fund management fees paid for the quarters ended September 30, 2019 and 2018 are as follows:
	2019	2018
Series 47	$ -	$ 75,000
Series 48	-	50,000
Series 49	-	141,253
Total	$ -	$266,253

The fund management fees paid for the six months ended September 30, 2019 and 2018 are as follows:
	2019	2018
Series 47	$ -	$ 470,015
Series 48	-	393,500
Series 49	-	141,253
Total	$ -	$1,004,768

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2019 and 2018, the Fund had limited partnership interests in 45 Operating Partnerships, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2019 and 2018 is as follows:
	2019	2018
Series 47	12	12
Series 48	9	9
Series 49	24	24
Total	45	45

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2019.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2019	2018
Revenues
Rental	$ 9,408,298	$ 9,156,209
Interest and other	185,826	219,313
	9,594,124	9,375,522

Expenses
Interest	1,334,866	1,302,666
Depreciation and amortization	2,441,172	2,422,765
Operating expenses	6,925,386	6,337,882
	10,701,424	10,063,313

NET LOSS	$(1,107,300)	$ (687,791)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,096,226)	$ (680,913)

Net loss allocated to other Partners	$ (11,074)	$ (6,878)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2019	2018
Revenues
Rental	$ 2,874,398	$ 2,759,561
Interest and other	41,904	51,689
	2,916,302	2,811,250

Expenses
Interest	390,605	383,601
Depreciation and amortization	624,693	609,739
Operating expenses	2,183,970	1,958,800
	3,199,268	2,952,140

NET LOSS	$ (282,966)	$ (140,890)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (280,136)	$ (139,481)

Net loss allocated to other Partners	$ (2,830)	$ (1,409)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2019	2018
Revenues
Rental	$ 1,564,155	$ 1,498,920
Interest and other	26,950	29,602
	1,591,105	1,528,522

Expenses
Interest	200,584	181,371
Depreciation and amortization	400,284	398,479
Operating expenses	1,173,608	1,083,406
	1,774,476	1,663,256

NET LOSS	$ (183,371)	$ (134,734)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (181,537)	$ (133,387)

Net loss allocated to other Partners	$ (1,834)	$ (1,347)

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
September 30, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2019	2018
Revenues
Rental	$ 4,969,745	$ 4,897,728
Interest and other	116,972	138,022
	5,086,717	5,035,750

Expenses
Interest	743,677	737,694
Depreciation and amortization	1,416,195	1,414,547
Operating expenses	3,567,808	3,295,676
	5,727,680	5,447,917

NET LOSS	$ (640,963)	$ (412,167)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (634,553)	$ (408,045)

Net loss allocated to other Partners	$ (6,410)	$ (4,122)

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
September 30, 2019
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2019 were $229,263 and total fund management fees accrued as of September 30, 2019 were $8,820,603. During the quarter ended September 30, 2019, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2019.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 3 of the Operating Partnerships and 12 remain.

During the quarter ended September 30, 2019, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

During the quarter ended September 30, 2019, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended September 30, 2019, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2019. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2019, the Fund held limited partnership interests in 45 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2019 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 62,652	$ 2,000	$ 60,652
Series 48	38,835	-	38,835
Series 49	127,776	3,959	123,817
	$229,263	$ 5,959	$223,304

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$125,304	$11,952	$113,352
Series 48	77,670	7,819	69,851
Series 49	255,552	23,696	231,856
	$458,526	$43,467	$415,059

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 12 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 47 reflects a net loss from Operating Partnerships of $(282,966) and $(140,890), respectively, which includes depreciation and amortization of $624,693 and $609,739, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 48

As of September 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 9 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 48 reflects a net loss from Operating Partnerships of $(183,371) and $(134,734), respectively, which includes depreciation and amortization of $400,284 and $398,479, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 49

As of September 30, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 24 properties at September 30, 2019, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2019 and 2018, Series 49 reflects a net loss from Operating Partnerships of $(640,963) and $(412,167), respectively, which includes depreciation and amortization of $1,416,195 and $1,414,547, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2016, 2017 and 2018. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and regularly receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

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

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property had below breakeven operations in 2019 due to low occupancy and elevated operating expenses. As of September 30, 2019, occupancy is 85%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor Apartments) is a 38-unit family property located in Kewaunee, WI. Due to low occupancy and insufficient rental income the property operates below breakeven. As of September 2019, the property is maintaining occupancy of 87%. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve the occupancy level. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Kewaunee, LP expires on December 31, 2019.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 13, 2019		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2019	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 13, 2019	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.