Form 10-Q
period 2019-12-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2020-02-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2019

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-19
Condensed Statements of Cash Flows	20-23
Notes to Condensed Financial Statements	24-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	42

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2019	March 31, 2019

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	884,394	707,501
Other assets	106,411	106,411
	$ 990,805	$ 813,912

LIABILITIES

Accounts payable and accrued expenses	$ 6,843	$ 343
Accounts payable affiliates	9,048,250	8,362,077
Capital contributions payable	101	101
	9,055,194	8,362,521

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,754,506 outstanding as of December 31, 2019 and March 31, 2019.	(7,783,025)	(7,268,534)
General Partner	(281,364)	(280,075)
	(8,064,389)	(7,548,609)
	$ 990,805	$ 813,912

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	257,450	243,174
Other assets	-	-
	$ 257,450	$ 243,174

LIABILITIES

Accounts payable and accrued expenses	$ 3,250	$ -
Accounts payable affiliates	3,378,293	3,190,337
Capital contributions payable	-	-
	3,381,543	3,190,337

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,473,634 outstanding as of December 31, 2019 and March 31, 2019.	(3,039,575)	(2,863,087)
General Partner	(84,518)	(84,076)
	(3,124,093)	(2,947,163)
	$ 257,450	$ 243,174

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	355,066	209,712
Other assets	-	-
	$ 355,066	$ 209,712

LIABILITIES

Accounts payable and accrued expenses	$ 3,250	$ -
Accounts payable affiliates	1,965,230	1,850,341
Capital contributions payable	-	-
	1,968,480	1,850,341

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,291,372 outstanding as of December 31, 2019 and March 31, 2019.	(1,558,618)	(1,585,765)
General Partner	(54,796)	(54,864)
	(1,613,414)	(1,640,629)
	$ 355,066	$ 209,712

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2019	March 31, 2019
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	271,878	254,615
Other assets	106,411	106,411
	$ 378,289	$ 361,026

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 343
Accounts payable affiliates	3,704,727	3,321,399
Capital contributions payable	101	101
	3,705,171	3,321,843

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,989,500 outstanding as of December 31, 2019 and March 31, 2019.	(3,184,832)	(2,819,682)
General Partner	(142,050)	(141,135)
	(3,326,882)	(2,960,817)
	$ 378,289	$ 361,026

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2019	2018

Income
Interest income	$ 2,326	$ 1,155
Other income	43,772	18,285
	46,098	19,440

Gain on disposition of Operating Partnerships	171,632	-

Expenses
Professional fees	17,833	12,177
Fund management fee, net (Note C)	175,872	197,988
General and administrative expenses	34,851	29,865
	228,556	240,030

NET INCOME (LOSS)	$ (10,826)	$ (220,590)

Net income (loss) allocated to assignees	$ (10,800)	$ (220,039)

Net income (loss) allocated to general partner	$ (26)	$ (551)

Net income (loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2019	2018

Income
Interest income	$ 671	$ 371
Other income	9,414	4,200
	10,085	4,571

Gain on disposition of Operating Partnerships	30,516	-

Expenses
Professional fees	2,366	3,999
Fund management fee, net (Note C)	62,652	60,602
General and administrative expenses	10,546	8,976
	75,564	73,577

NET INCOME (LOSS)	$ (34,963)	$ (69,006)

Net income (loss) allocated to assignees	$ (34,876)	$ (68,833)

Net income (loss) allocated to general partner	$ (87)	$ (173)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2019	2018

Income
Interest income	$ 839	$ 333
Other income	5,456	4,200
	6,295	4,533

Gain on disposition of Operating Partnerships	141,116	-

Expenses
Professional fees	2,892	3,151
Fund management fee, net (Note C)	12,319	36,785
General and administrative expenses	7,820	6,823
	23,031	46,759

NET INCOME (LOSS)	$ 124,380	$ (42,226)

Net income (loss) allocated to assignees	$ 124,069	$ (42,121)

Net income (loss) allocated to general partner	$ 311	$ (105)

Net income (loss) per BAC	$ .05	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2019	2018

Income
Interest income	$ 816	$ 451
Other income	28,902	9,885
	29,718	10,336

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	12,575	5,027
Fund management fee, net (Note C)	100,901	100,601
General and administrative expenses	16,485	14,066
	129,961	119,694

NET INCOME (LOSS)	$ (100,243)	$ (109,358)

Net income (loss) allocated to assignees	$ (99,993)	$ (109,085)

Net income (loss) allocated to general partner	$ (250)	$ (273)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2019	2018

Income
Interest income	$ 5,945	$ 6,151
Other income	64,170	47,694
	70,115	53,845

Gain on disposition of Operating Partnerships	171,632	-

Expenses
Professional fees	93,366	109,320
Fund management fee, net (Note C)	590,931	619,447
General and administrative expenses	73,230	83,932
	757,527	812,699

NET INCOME (LOSS)	$ (515,780)	$ (758,854)

Net income (loss) allocated to assignees	$ (514,491)	$ (756,957)

Net income (loss) allocated to general partner	$ (1,289)	$ (1,897)

Net income (loss) per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2019	2018

Income
Interest income	$ 1,912	$ 1,939
Other income	14,760	11,664
	16,672	13,603

Gain on disposition of Operating Partnerships	30,516	-

Expenses
Professional fees	25,435	35,546
Fund management fee, net (Note C)	176,004	178,518
General and administrative expenses	22,679	25,839
	224,118	239,903

NET INCOME (LOSS)	$ (176,930)	$ (226,300)

Net income (loss) allocated to assignees	$ (176,488)	$ (225,734)

Net income (loss) allocated to general partner	$ (442)	$ (566)

Net income (loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2019	2018

Income
Interest income	$ 1,882	$ 2,121
Other income	9,106	7,901
	10,988	10,022

Gain on disposition of Operating Partnerships	141,116	-

Expenses
Professional fees	24,172	31,349
Fund management fee, net (Note C)	82,170	105,570
General and administrative expenses	18,547	20,386
	124,889	157,305

NET INCOME (LOSS)	$ 27,215	$ (147,283)

Net income (loss) allocated to assignees	$ 27,147	$ (146,915)

Net income (loss) allocated to general partner	$ 68	$ (368)

Net income (loss) per BAC	$ .01	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2019	2018

Income
Interest income	$ 2,151	$ 2,091
Other income	40,304	28,129
	42,455	30,220

Gain on disposition of Operating Partnerships	-	-

Expenses
Professional fees	43,759	42,425
Fund management fee, net (Note C)	332,757	335,359
General and administrative expenses	32,004	37,707
	408,520	415,491

NET INCOME (LOSS)	$ (366,065)	$ (385,271)

Net income (loss) allocated to assignees	$ (365,150)	$ (384,308)

Net income (loss) allocated to general partner	$ (915)	$ (963)

Net income (loss) per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Total
Partners' capital (deficit) April 1, 2018	$(6,351,484)	$(277,776)	$(6,629,260)

Net loss	(285,505)	(715)	(286,220)

Partners' capital (deficit), June 30, 2018	(6,636,989)	(278,491)	(6,915,480)

Net loss	(251,413)	(631)	(252,044)

Partners' capital (deficit), September 30, 2018	(6,888,402)	(279,122)	(7,167,524)

Net loss	(220,039)	(551)	(220,590)

Partners' capital (deficit), December 31, 2018	$(7,108,441)	$(279,673)	$(7,388,114)

	Assignees	General partner	Total
Total
Partners' capital (deficit) April 1, 2019	$(7,268,534)	$(280,075)	$(7,548,609)

Net loss	(206,534)	(518)	(207,052)

Partners' capital (deficit), June 30, 2019	(7,475,068)	(280,593)	(7,755,661)

Net loss	(297,157)	(745)	(297,902)

Partners' capital (deficit), September 30, 2019	(7,772,225)	(281,338)	(8,053,563)

Net income (loss)	(10,800)	(26)	(10,826)

Partners' capital (deficit), December 31, 2019	$(7,783,025)	$(281,364)	$(8,064,389)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2018	$(2,600,097)	$ (83,417)	$(2,683,514)

Net loss	(88,361)	(221)	(88,582)

Partners' capital (deficit), June 30, 2018	(2,688,458)	(83,638)	(2,772,096)

Net loss	(68,540)	(172)	(68,712)

Partners' capital (deficit), September 30, 2018	(2,756,998)	(83,810)	(2,840,808)

Net loss	(68,833)	(173)	(69,006)

Partners' capital (deficit), December 31, 2018	$(2,825,831)	$ (83,983)	$(2,909,814)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2019	$(2,863,087)	$ (84,076)	$(2,947,163)

Net loss	(57,317)	(144)	(57,461)

Partners' capital (deficit), June 30, 2019	(2,920,404)	(84,220)	(3,004,624)

Net loss	(84,295)	(211)	(84,506)

Partners' capital (deficit), September 30, 2019	(3,004,699)	(84,431)	(3,089,130)

Net income (loss)	(34,876)	(87)	(34,963)

Partners' capital (deficit), December 31, 2019	$(3,039,575)	$ (84,518)	$(3,124,093)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2018	$(1,417,187)	$ (54,441)	$(1,471,628)

Net loss	(55,008)	(138)	(55,146)

Partners' capital (deficit), June 30, 2018	(1,472,195)	(54,579)	(1,526,774)

Net loss	(49,786)	(125)	(49,911)

Partners' capital (deficit), September 30, 2018	(1,521,981)	(54,704)	(1,576,685)

Net loss	(42,121)	(105)	(42,226)

Partners' capital (deficit), December 31, 2018	$(1,564,102)	$ (54,809)	$(1,618,911)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2019	$(1,585,765)	$ (54,864)	$(1,640,629)

Net loss	(34,987)	(88)	(35,075)

Partners' capital (deficit), June 30, 2019	(1,620,752)	(54,952)	(1,675,704)

Net loss	(61,935)	(155)	(62,090)

Partners' capital (deficit), September 30, 2019	(1,682,687)	(55,107)	(1,737,794)

Net income (loss)	124,069	311	124,380

Partners' capital (deficit), December 31, 2019	$(1,558,618)	$ (54,796)	$(1,613,414)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2019 and 2018
(Unaudited)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2018	$(2,334,200)	$(139,918)	$(2,474,118)

Net loss	(142,136)	(356)	(142,492)

Partners' capital (deficit), June 30, 2018	(2,476,336)	(140,274)	(2,616,610)

Net loss	(133,087)	(334)	(133,421)

Partners' capital (deficit), September 30, 2018	(2,609,423)	(140,608)	(2,750,031)

Net loss	(109,085)	(273)	(109,358)

Partners' capital (deficit), December 31, 2018	$(2,718,508)	$(140,881)	$(2,859,389)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2019	$(2,819,682)	$(141,135)	$(2,960,817)

Net loss	(114,230)	(286)	(114,516)

Partners' capital (deficit), June 30, 2019	(2,933,912)	(141,421)	(3,075,333)

Net loss	(150,927)	(379)	(151,306)

Partners' capital (deficit), September 30, 2019	(3,084,839)	(141,800)	(3,226,639)

Net income (loss)	(99,993)	(250)	(100,243)

Partners' capital (deficit), December 31, 2019	$(3,184,832)	$(142,050)	$(3,326,882)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2019	2018
Cash flows from operating activities:

Net income (loss)	$ (515,780)	$ (758,854)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of income from Operating Partnerships	(171,632)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	6,500	-
Increase (Decrease) in accounts payable affiliates	686,173	(316,979)

Net cash provided by (used in) operating activities	5,261	(1,075,833)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	171,632	-

Net cash provided by investing activities	171,632	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,893	(1,075,833)

Cash and cash equivalents, beginning	707,501	1,914,566

Cash and cash equivalents, ending	$ 884,394	$ 838,733

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2019	2018
Cash flows from operating activities:

Net income (loss)	$ (176,930)	$ (226,300)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of income from Operating Partnerships	(30,516)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,250	-
Increase (Decrease) in accounts payable affiliates	187,956	(282,059)

Net cash provided by (used in) operating activities	(16,240)	(508,359)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	30,516	-

Net cash provided by investing activities	30,516	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,276	(508,359)

Cash and cash equivalents, beginning	243,174	776,230

Cash and cash equivalents, ending	$ 257,450	$ 267,871

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2019	2018
Cash flows from operating activities:

Net income (loss)	$ 27,215	$ (147,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of income from Operating Partnerships	(141,116)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	3,250	-
Increase (Decrease) in accounts payable affiliates	114,889	(276,995)

Net cash provided by (used in) operating activities	4,238	(424,278)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	141,116	-

Net cash provided by investing activities	141,116	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,354	(424,278)

Cash and cash equivalents, beginning	209,712	666,873

Cash and cash equivalents, ending	$ 355,066	$ 242,595

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2019	2018
Cash flows from operating activities:

Net income (loss)	$ (366,065)	$ (385,271)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Share of income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
Increase (Decrease) in accounts payable affiliates	383,328	242,075

Net cash provided by (used in) operating activities	17,263	(143,196)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,263	(143,196)

Cash and cash equivalents, beginning	254,615	471,463

Cash and cash equivalents, ending	$ 271,878	$ 328,267

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2019
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2019, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2019:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2019 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2019
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended December 31, 2019 and 2018 are as follows:

	2019	2018
Series 47	$ 62,652	$ 62,652
Series 48	37,219	38,835
Series 49	127,776	127,776
Total	$227,647	$229,263

The fund management fees paid for the quarters ended December 31, 2019 and 2018 are as follows:
	2019	2018
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the nine months ended December 31, 2019 and 2018 are as follows:
	2019	2018
Series 47	$ -	$ 470,015
Series 48	-	393,500
Series 49	-	141,253
Total	$ -	$1,004,768

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2019 and 2018, the Fund had limited partnership interests in 42 and 45 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2019 and 2018 is as follows:
	2019	2018
Series 47	11	12
Series 48	7	9
Series 49	24	24
Total	42	45

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the nine months ended December 31, 2019, the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for the period ended December 31, 2019 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 47	-	1	$30,516	$30,516
Series 48	1	1	141,116	141,116
Series 49	-	-	-	-
Total	1	2	$171,632	$171,632

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2019.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total
	2019	2018
Revenues
Rental	$ 13,029,622	$ 13,734,315
Interest and other	255,197	328,969
	13,284,819	14,063,284

Expenses
Interest	1,869,529	1,954,000
Depreciation and amortization	3,381,025	3,634,148
Operating expenses	9,488,051	9,506,824
	14,738,605	15,094,972

NET LOSS	$(1,453,786)	$(1,031,688)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$(1,439,249)	$(1,021,372)

Net loss allocated to other Partners	$ (14,537)	$ (10,316)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2019	2018
Revenues
Rental	$ 3,860,219	$ 4,139,341
Interest and other	51,296	77,533
	3,911,515	4,216,874

Expenses
Interest	539,432	575,402
Depreciation and amortization	831,606	914,609
Operating expenses	2,886,400	2,938,201
	4,257,438	4,428,212

NET LOSS	$ (345,923)	$ (211,338)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (342,464)	$ (209,225)

Net loss allocated to other Partners	$ (3,459)	$ (2,113)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48
	2019	2018
Revenues
Rental	$ 1,714,786	$ 2,248,381
Interest and other	28,443	44,403
	1,743,229	2,292,784

Expenses
Interest	214,581	272,056
Depreciation and amortization	425,126	597,719
Operating expenses	1,249,939	1,625,109
	1,889,646	2,494,884

NET LOSS	$ (146,417)	$ (202,100)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (144,953)	$ (200,079)

Net loss allocated to other Partners	$ (1,464)	$ (2,021)

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
December 31, 2019
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49
	2019	2018
Revenues
Rental	$ 7,454,617	$ 7,346,593
Interest and other	175,458	207,033
	7,630,075	7,553,626

Expenses
Interest	1,115,516	1,106,542
Depreciation and amortization	2,124,293	2,121,820
Operating expenses	5,351,712	4,943,514
	8,591,521	8,171,876

NET LOSS	$ (961,446)	$ (618,250)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (951,832)	$ (612,068)

Net loss allocated to other Partners	$ (9,614)	$ (6,182)

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
December 31, 2019
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2019 were $227,647 and total fund management fees accrued as of December 31, 2019 were $9,048,250. During the quarter ended December 31, 2019, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2019.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 4 of the Operating Partnerships and 11 remain.

During the quarter ended December 31, 2019, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 4 of the Operating Partnerships and 7 remain.

During the quarter ended December 31, 2019, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155.

During the quarter ended December 31, 2019, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2019. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2019, the Fund held limited partnership interests in 42 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2019 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 62,652	$ -	$ 62,652
Series 48	37,219	24,900	12,319
Series 49	127,776	26,875	100,901
	$227,647	$51,775	$175,872

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$187,956	$11,952	$176,004
Series 48	114,889	32,719	82,170
Series 49	383,328	50,571	332,757
	$686,173	$95,242	$590,931

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 11 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 47 reflects a net loss from Operating Partnerships of $(345,923) and $(211,338), respectively, which includes depreciation and amortization of $831,606 and $914,609, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on November 15, 2019. The sales price of the property was $7,600,000, which included the outstanding mortgage balance of approximately $6,580,000. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $182,922 were distributed after the sale, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019.

Series 48

As of December 31, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 7 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 48 reflects a net loss from Operating Partnerships of $(146,417) and $(202,100), respectively, which includes depreciation and amortization of $425,126 and $597,719, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In October 2019, the investment general partner transferred its interest in Wyndham-Emporia Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $782,095 and cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $22,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $110,600 were returned to cash reserves held by Series 48. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $110,600 as of December 31, 2019.

In January 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on November 15, 2019. The sales price of the property was $7,600,000, which included the outstanding mortgage balance of approximately $6,580,000. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $182,922 were distributed after the sale, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019.

Series 49

As of December 31, 2019 and 2018, the average Qualified Occupancy was 100%. The series had a total of 24 properties at December 31, 2019, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2019 and 2018, Series 49 reflects a net loss from Operating Partnerships of $(961,446) and $(618,250), respectively, which includes depreciation and amortization of $2,124,293 and $2,121,820, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. As of December 2019, occupancy is 85%. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. The property had below breakeven operations in 2019 due to low occupancy and elevated operating expenses. As of December 2019, occupancy is 90.74%. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Rural Housing Partners of Kewaunee L.P. (Sunset Manor Apartments) is a 38-unit family property located in Kewaunee, WI. Due to low occupancy and insufficient rental income, the property has historically operated below breakeven. In 2019, occupancy has improved to average 92% with operations improving above breakeven status. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Kewaunee, LP expired on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Rural Housing Partners of Kewaunee L.P. subsequent to December 31, 2019.

Perryton Fountainhead L.P. (La Mirage Villas Apartments) is a 48-unit family property located in Perryton, TX. Operations have been below breakeven in 2019 due to low occupancy. As of December 31, 2019, the property is averaging 74% occupancy. The investment limited partner will continue to work with the operating general partner to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with Perryton Fountainhead L.P. expires on December 31, 2021.

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

Change in Accounting Principle

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), as amended by subsequent Accounting Standard Updates (collectively, "ASC 606").  The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership as of and for the period ended December 31, 2019.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The Partnership adopted the update on a retrospective basis.  The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach.  The Partnership classifies distributions from tax credit investments as returns on investment because the design of the project entity is to generate tax credits and losses rather than income from operations.  Application of the accounting policy election had no impact on the presentation in the statement of cash flows in the current or prior reporting periods.

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

There were no changes in the Fund's or any Series' internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Fund's or any Series' internal control over financial reporting.

	(c)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Quarterly Report on Form 10-Q, are applicable to each Series individually and the Fund as a whole.

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

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: February 13, 2020		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2020	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

February 13, 2020	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.