Form 10-K
period 2020-03-31
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2020-06-19
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2020

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004 a Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of March 31, 2020, subscriptions had been received and accepted by the Fund for 11,777,706 BACs in three series representing capital contributions of $117,777,060 in the aggregate.

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

As of March 31, 2020 the Fund had invested in 7 Operating Partnerships on behalf of Series 47; 4 Operating Partnerships on behalf of Series 48; and 22 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20

Dawn Springs Villa Apartments	London, KY	24	$376,605	05/05	10/05	100%	$591,815

La Maison Apartments	Lake Charles, LA	78	2,112,502	06/04	12/04	100%	2,339,767

Marion Apartments	Marion, MI	32	1,239,380	07/04	12/04	100%	419,185

Mayfair Park Apartments	Houston, TX	178	8,002,439	03/04	07/05	100%	2,383,449

Parkland Manor Apartments	Leitchfield, KY	74	1,309,614	07/04	05/05	100%	2,656,523

Sandpiper Apartments	Carrollton, AL	52	1,039,515	04/04	11/04	100%	1,819,982

The Vistas Apartments	Marble Falls, TX	124	4,964,696	03/04	06/05	100%	2,153,083

Boston Capital Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20

Contempo Apartments	Hammond, LA	48	$1,399,540	08/04	08/05	100%	$587,485

Greenway Place Apartments	Hopkinsville, KY	41	1,270,180	04/04	03/05	100%	1,850,391

Mayfair Park Apartments	Houston, TX	178	8,002,439	03/04	07/05	100%	2,383,449

The Links Apartments	Umatilla, OR	24	2,070,372	06/04	11/04	100%	707,499

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2020

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20

Bahia Palms Apartments	Laguna Vista, TX	64	$1,239,234	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,394,046	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	10,338,043	05/04	11/05	100%	6,805,870

Brookview I&II Apartments	Mauston, WI	22	502,780	03/05	06/05	100%	742,348

Chester Townhouses	Columbia, SC	62	1,600,912	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,418,558	12/05	06/07	100%	6,162,028

Garden Grace Apartments	Owensboro, KY	62	3,246,545	10/05	07/06	100%	2,863,240

La Mirage Villas Apartments	Perryton, TX	48	1,440,601	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	753,291	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	1,000,641	12/04	02/06	100%	462,455

Boston Capital Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2020

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/19	Acq Date	Const Comp	Qualified Occupancy 3/31/20	Cap Con paid thru 3/31/20

Post Oak East Apartments	Fort Worth, TX	246	$12,049,723	07/04	05/06	100%	$1,141,118

RenaissanceVillage	Bowling Green, KY	34	487,720	05/05	05/06	100%	2,828,268

Richwood Apartments	Ash Flat, AR	25	1,158,806	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon,WA	80	3,442,782	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,180,434	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	6,701,148	12/05	07/06	100%	4,383,214

Sunset Manor	Kewaunee, WI	38	872,592	10/05	07/05	100%	1,161,920

The Gardens of Athens	Athens, TX	32	1,336,403	01/05	12/05	100%	1,933,414

The Linden's Apartments	Bartesville, OK	54	870,819	05/05	06/06	100%	3,588,667

The Vistas Apartments	Marble Falls, TX	124	4,964,696	03/04	06/05	100%	629,603

Union Square Apartments	Junction City, LA	32	863,972	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	373,042	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.		Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2020, the Fund has 5,182 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,552 investors holding 3,478,334 BACs, Series 48 consists of 1,025 investors holding 2,299,372 BACs and Series 49 consists of 2,605 investors holding 6,000,000 BACs at March 31, 2020.

	(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2020.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2020 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2020, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2020, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. As of March 31, 2020, 8 of the properties has been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2020, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2020, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. As of March 31, 2020, 7 of the properties has been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2020, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2020, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. As of March 31, 2020, 2 of the properties has been disposed of and 22 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2020. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2020 and 2019, was $783,807, and $830,032, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties as of March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(817,953) and $(2,132,802), respectively in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Partnerships for Series 47 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received.

For the years ended March 31, 2020 and 2019, net income (loss) of the series was $50,402 and $(263,649), respectively. The major components of the current year amount were the gain on sale of the operating limited partnerships and partnership management fees.

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

In January 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on November 15, 2019. The sales price of the property was $7,600,000, which included the outstanding mortgage balance of approximately $6,580,000. In addition to cash proceeds from the sale, the operating/cash reserves/escrows of $182,922 were distributed after the sale, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019. In January 2020, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $16,230 and $16,230 for Series 47 and Series 48, respectively, which was returned to the cash reserves.

In March 2020, the investment general partner transferred it interest in Coleman Fountainhead Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $303,800 and cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

In September 2019, the operating general partner of Countrybrook Champaign Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 28, 2020. The sales price of the property was $7,650,000, which included the outstanding mortgage balance of approximately $5,503,217. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $343,627 were distributed after the sale. Cash proceeds from the sale and the return to Series 47 and Series 49's share of the reserves/escrow results in a total cash payment of the investment partnership of $184,857 and $9,590 for Series 47 and Series 49, respectively. Of the total proceeds received by the investment partnerships, $6,179 and $321 for Series 47 and Series 49, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $178,678 and $9,269 for Series 47 and Series 49, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $178,678, and $9,269 for Series 47 and Series 49, respectively, as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Hillsboro Fountainhead, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,300,646 and cash proceeds to the investment partnership of $43,200. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $40,700 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $40,700 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Park Plaza Village Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $706,605 and cash proceeds to the investment partnership of $14,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,500 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of March 31, 2020.

(Series 48). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties as of March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(1,584,206) and $(3,032,762), respectively in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Partnerships for Series 48 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $202,017 and $(169,001), respectively. The major component of the current year amount were the gain on sale of the operating limited partnerships and partnership management fees.

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

In January 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on November 15, 2019. The sales price of the property was $7,600,000, which included the outstanding mortgage balance of approximately $6,580,000. In addition to cash proceeds from the sale, the operating/cash reserves/escrows of $182,922 were distributed after the sale, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019. In January 2020, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $16,230 and $16,230 for Series 47 and Series 48, respectively, which was returned to the cash reserves.

In March 2020, the investment general partner transferred their interests in Coleman Fountainhead Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $303,800 and cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Colusa Avenue Apartments, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,597,211 and cash proceeds to the investment partnership of $28,500. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $26,000 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $26,000 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Starlite Village, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,149,027 and cash proceeds to the investment partnership of $150,000. Of the total proceeds received, $6,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $143,500 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $143,500 as of March 31, 2020.

(Series 49). As of March 31, 2020 and 2019, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties as of March 31, 2020, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2019 and 2018, the series, in total, generated $(1,326,959) and $(1,417,257), respectively in passive income tax (losses) that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors.

As of March 31, 2020 and 2019, Investments in Operating Partnerships for Series 49 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received.

For the years ended March 31, 2020 and 2019, the net income (loss) of the series was $(439,687) and $(486,699), respectively. The major component of the current year amount was the partnership management fees.

In September 2019, the operating general partner of Countrybrook Champaign Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 28, 2020. The sales price of the property was $7,650,000, which included the outstanding mortgage balance of approximately $5,503,217. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $343,627 were distributed after the sale. Cash proceeds from the sale and the return to Series 47 and Series 49’s share of the reserves/escrow results in a total cash payment of the investment partnership of $184,857 and $9,590 for Series 47 and Series 49, respectively. Of the total proceeds received by the investment partnerships, $6,179 and $321 for Series 47 and Series 49, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $178,678 and $9,269 for Series 47 and Series 49, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $178,678, and $9,269 for Series 47 and Series 49, respectively, as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Meadow Glen Apartments, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,183,717 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,500 were returned to cash reserves held by Series 49. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,500 as of March 31, 2020.

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

Linden–Bartlesville Partners, L.P. (The Linden’s Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to unanticipated competition in the market. A debt modification was secured during 2016, which reduced annual debt service payments by approximately $11,000. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. Occupancy is averaging 92% in 2020, up from 86% in 2019. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden–Shawnee Partners, L.P. (The Linden’s Apartments) is a 54-unit family property located in Shawnee, OK. The property had below breakeven operations in 2019 due to low occupancy and elevated operating expenses. Average occupancy has increased to 91% in 2020, up from 84% in 2019. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Perryton Fountainhead L.P. (La Mirage Villas Apartments) is a 48-unit family property located in Perryton, TX. Operations have been below breakeven since 2019 due to low occupancy. In 2019, the property had an average occupancy of 74%. As of March 2020, occupancy has improved to 77%. The investment limited partner will continue to work with the operating general partner to improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with Perryton Fountainhead L.P. expires on December 31, 2021.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2020 and 2019. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on the investments, represents its maximum exposure to loss.  The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying housing complexes as well as the strength of the general partners and their guarantee against credit recapture.

Change in Accounting Principle

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as amended by subsequent Accounting Standard Updates (collectively, “ASC 606”).  The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership as of and for the period ended March 31, 2020.

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

	(b)	Management's Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Fund as a whole. The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s and each series' internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2020 with respect to each series individually, as well as the Fund as a whole.

	(c)	Changes in Internal Controls

There were no changes in the Fund’s or any Series' internal control over financial reporting that occurred during the year ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series' internal control over financial reporting.

	(d)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Annual Report on Form 10-K, are applicable to each series individually and the Fund as a whole.

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

John P. Manning, age 71, is one of the two original founders of Boston Capital Corporation, which was formed in 1974. From its beginning, Boston Capital’s goal was to focus on providing equity investment capital for the development of apartment properties throughout the country. Under Mr. Manning’s leadership as CEO for the past 44 years, Boston Capital has grown into one of the largest owners/investors in apartment properties in the United States. Through a number of affiliated partnerships, Boston Capital’s present portfolio is comprised of approximately 1,556 properties with an original development cost in excess of $19.6 billion. These properties are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. As CEO of Boston Capital, Mr. Manning continues to oversee the company’s business development goals. Capitalizing on its core competencies of tax credit investment underwriting, those business development goals include an expansion of investment capital for market rate real estate investment as well as providing mortgage financing for a limited and exclusive number of property acquisitions. Mr. Manning is a recognized leader in the housing and real estate industries, and has served on the boards of a number of national housing organizations and governmental commissions. In 1997, President Clinton appointed Mr. Manning to the President’s Export Council, a board comprised primarily of Fortune 500 CEOs that advised the President on government policies and programs that affect U.S. trade performance. He was also a Presidential appointee to the President’s Advisory Committee on the Arts. Mr. Manning serves on the boards of numerous organizations and charities including The Alliance for Business Leadership and the American Ireland Fund. Mr. Manning is also a member of the Board of Directors of Liberty Mutual Group, the parent company of Liberty Mutual Insurance Company, and sits on Liberty Mutual’s investment and compensation committees.

Mr. Manning is a graduate of Boston College.

Jeffrey H. Goldstein, age 58, directs Boston Capital’s comprehensive real estate services, which include all aspects of origination, underwriting and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Prior to assuming the role of COO, Mr. Goldstein served as Director of Acquisitions and prior to that served as Director of Asset Management. He also served as the head of the Dispositions and Special Assets Groups. With more than 30 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital’s businesses. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. Mr. Goldstein is active in the Dana Farber Cancer Institute community, serving as a member on its Visiting Committee. Mr. Goldstein holds a BA from the University of Colorado and an MBA from Northeastern University.

Kevin P. Costello, age 73, directs the functions of the Boston Capital Institutional Investment business. He has led this operational area since its inception in 1992, which encompasses investment activities for corporate institutional, private proprietary and state CRA funds. All investor services and communications to Boston Capital’s corporate investors fall under his responsibility as well. Mr. Costello has over 25 years of experience in the real estate syndication and investment services industry including previous roles at Boston Capital managing the Affordable Housing Acquisition Team as well as being responsible for the structuring and distribution of conventional and tax credit private placements. Prior to the introduction of the corporate tax credit business, Mr. Costello was responsible for broker dealer due diligence and investor services for the Boston Capital public tax credit funds. He currently serves on the Executive Committee at Boston Capital. Prior to joining Boston Capital in 1987, Mr. Costello held executive positions with real estate syndication and investment services firms. Mr. Costello serves on the Board of Directors of FamilyAid Boston, whose mission is to prevent and end homelessness. He is a graduate of Stonehill College and received an MBA in Finance from the Rutgers Graduate School of Business Administration.

Marc N. Teal, age 56, oversees the operational accounting, including financial and SEC reporting, budgeting, audit and tax for Boston Capital, its affiliated entities and all Boston Capital-sponsored programs. He is also responsible for the additional oversight of internal audit, regulatory and housing compliance and information technology. Mr. Teal manages Boston Capital’s banking and borrowing relationships and directs the treasury management of all working capital reserves. He previously served as Director of Accounting and prior to that served as Vice President of Partnership Accounting. Mr. Teal has more than 27 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal held various positions with Cabot, Cabot & Forbes, a multifaceted real estate company and Liberty Real Estate Corp. He received a BS in Accountancy from Bentley University and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2020 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations for the year ended March 31, 2020 was $783,807.

2. The Fund has reimbursed an affiliate of the general partner a total of $59,855 for amounts charged to operations during the year ended March 31, 2020. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2020, 11,777,706 BACs had been issued.

The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47	6.16%
Series 48	6.93%
Series 49	5.64%

(b)	Security ownership of management.

The general partner has a .25% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2020.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2020 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,750	$16,401	$23,149
(2)	Audit Related Fees	-	-	-
(3)	Tax Fees	6,346	5,605	9,063
(4)	All Other Fees	937	937	936

	Total	$25,033	$22,943	$33,148

Fees paid to the Fund’s independent auditors for fiscal year 2019 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$19,649	$17,224	$22,902
(2)	Audit Related Fees	-	-	-
(3)	Tax Fees	6,410	5,450	8,810
(4)	All Other Fees	1,945	1,598	2,643

	Total	$28,004	$24,272	$34,355

(5)	Audit Committee

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

Boston Capital Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2020 and 2019

Statements of Operations for the years ended March 31, 2020 and 2019

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2020 and 2019

Statements of Cash Flows for the years ended March 31, 2020 and 2019

Notes to Financial Statements, March 31, 2020 and 2019

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organizational Documents.

a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

b.	First Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018.)

c.	The Second Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2019).

d.	Description of Securities (Incorporated by reference from Exhibit 4(c) from Registrant's current report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2019).

Exhibit No. 10 - Material Contracts.

a.	Beneficial Assignee Certificate.(Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Umatilla Links, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2005).

b.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

c.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

d.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

e.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

f.	Agreement of Limited Partnership of Rural Housing Partners of Kewanee (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

g.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

h.	Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

i.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

j.	Agreement of Limited Partnership of P.D.C. Sixty, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

k.	Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

l.	Agreement of Limited Partnership of Marion Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

m.	Agreement of Limited Partnership of Parkland Manor, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

n.	Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

o.	Agreement of Limited Partnership of Columbia Blackshear, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

p.	Agreement of Limited Partnership of Garden Grace Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

q.	Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

r.	Agreement of Limited Partnership of Marble Falls Vistas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

s.	Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

t.	Agreement of Limited Partnership of Dawn Springs Villas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

u.	Agreement of Limited Partnership of Rural Housing Mauston I & II, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC,
General Partner
Date:

June 19, 2020		By:	/s/ John P. Manning
John P. Manning
Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 19, 2020	/s/ John P. Manning	Director, President (Principal Executive Officer), Boston
	John P. Manning	Capital Partners II Corp.; Director, President (Principal Executive Officer) BCTC V Assignor Corp.

June 19, 2020	/s/ Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Financial
	Marc N. Teal	and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) BCTC V Assignor Corp.