Form 10-Q
period 2020-06-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2020-08-12
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-11
Condensed Statements of Changes in Partners' Capital (Deficit)	12-13
Condensed Statements of Cash Flows	14-17
Notes to Condensed Financial Statements	18-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2020	March 31, 2020

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	1,022,170	1,220,750
Other assets	106,411	106,411
	$ 1,128,581	$ 1,327,161

LIABILITIES

Accounts payable and accrued expenses	$ 6,843	$ 9,343
Accounts payable affiliates	9,047,387	9,053,594
Capital contributions payable	101	101
	9,054,331	9,063,038

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,736,806 outstanding as of June 30, 2020 and March 31, 2020.	(7,644,732)	(7,455,334)
General Partner	(281,018)	(280,543)
	(7,925,750)	(7,735,877)
	$ 1,128,581	$ 1,327,161

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	297,978	496,126
Other assets	-	-
	$ 297,978	$ 496,126

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 6,179
Accounts payable affiliates	3,245,461	3,386,708
Capital contributions payable	-	-
	3,245,461	3,392,887

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,467,934 outstanding as of June 30, 2020 and March 31, 2020.	(2,863,406)	(2,812,811)
General Partner	(84,077)	(83,950)
	(2,947,483)	(2,896,761)
	$ 297,978	$ 496,126

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	424,027	398,271
Other assets	-	-
	$ 424,027	$ 398,271

LIABILITIES

Accounts payable and accrued expenses	$ 6,500	$ 2,500
Accounts payable affiliates	1,853,622	1,834,383
Capital contributions payable	-	-
	1,860,122	1,836,883

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,284,372 outstanding as of June 30, 2020 and March 31, 2020.	(1,381,742)	(1,384,253)
General Partner	(54,353)	(54,359)
	(1,436,095)	(1,438,612)
	$ 424,027	$ 398,271

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	300,165	326,353
Other assets	106,411	106,411
	$ 406,576	$ 432,764

LIABILITIES

Accounts payable and accrued expenses	$ 343	$ 664
Accounts payable affiliates	3,948,304	3,832,503
Capital contributions payable	101	101
	3,948,748	3,833,268

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,984,500 outstanding as of June 30, 2020 and March 31, 2020.	(3,399,584)	(3,258,270)
General Partner	(142,588)	(142,234)
	(3,542,172)	(3,400,504)
	$ 406,576	$ 432,764

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2020	2019

Income
Interest income	$ 1,987	$ 1,735
Other income	-	955
	1,987	2,690

Gain on sale of operating limited partnerships	33,500	-

Expenses
Professional fees	24,499	-
Fund management fee, net (Note C)	181,740	191,754
General and administrative expenses	19,121	17,988
	225,360	209,742

NET INCOME (LOSS)	$ (189,873)	$ (207,052)

Net income (loss) allocated to assignees	$ (189,398)	$ (206,534)

Net income (loss) allocated to general partner	$ (475)	$ (518)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 47

	2020	2019

Income
Interest income	$ 596	$ 594
Other income	-	350
	596	944

Gain on sale of operating limited partnerships	-	-

Expenses
Professional fees	7,595	-
Fund management fee, net (Note C)	37,431	52,700
General and administrative expenses	6,292	5,705
	51,318	58,405

NET INCOME (LOSS)	$ (50,722)	$ (57,461)

Net income (loss) allocated to assignees	$ (50,595)	$ (57,317)

Net income (loss) allocated to general partner	$ (127)	$ (144)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 48

	2020	2019

Income
Interest income	$ 787	$ 505
Other income	-	350
	787	855

Gain on sale of operating limited partnerships	33,500	-

Expenses
Professional fees	7,025	-
Fund management fee, net (Note C)	19,239	31,016
General and administrative expenses	5,506	4,914
	31,770	35,930

NET INCOME (LOSS)	$ 2,517	$ (35,075)

Net income (loss) allocated to assignees	$ 2,511	$ (34,987)

Net income (loss) allocated to general partner	$ 6	$ (88)

Net income (loss) per BAC	$ .00	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 49

	2020	2019

Income
Interest income	$ 604	$ 636
Other income	-	255
	604	891

Gain on sale of operating limited partnerships	-	-

Expenses
Professional fees	9,879	-
Fund management fee, net (Note C)	125,070	108,038
General and administrative expenses	7,323	7,369
	142,272	115,407

NET INCOME (LOSS)	$ (141,668)	$ (114,516)

Net income (loss) allocated to assignees	$ (141,314)	$ (114,230)

Net income (loss) allocated to general partner	$ (354)	$ (286)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	(189,398)	(475)	(189,873)

Partners' capital (deficit), June 30, 2020	$(7,644,732)	$(281,018)	$(7,925,750)
	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2019	$(7,268,534)	$(280,075)	$(7,548,609)

Net loss	(206,534)	(518)	(207,052)

Partners' capital (deficit), June 30, 2019	$(7,475,068)	$(280,593)	$(7,755,661)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30, 2020 and 2019
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2020	$(2,812,811)	$ (83,950)	$(2,896,761)

Net income (loss)	(50,595)	(127)	(50,722)

Partners' capital (deficit), June 30, 2020	$(2,863,406)	$ (84,077)	$(2,947,483)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2019	$(2,863,087)	$ (84,076)	$(2,947,163)

Net loss	(57,317)	(144)	(57,461)

Partners' capital (deficit), June 30, 2019	$(2,920,404)	$ (84,220)	$(3,004,624)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2020	$(1,384,253)	$ (54,359)	$(1,438,612)

Net income (loss)	2,511	6	2,517

Partners' capital (deficit), June 30, 2020	$(1,381,742)	$ (54,353)	$(1,436,095)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2019	$(1,585,765)	$ (54,864)	$(1,640,629)

Net loss	(34,987)	(88)	(35,075)

Partners' capital (deficit), June 30, 2019	$(1,620,752)	$ (54,952)	$(1,675,704)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Three Months Ended June 30, 2020 and 2019

(Unaudited)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(141,314)	(354)	(141,668)

Partners' capital (deficit), June 30, 2020	$(3,399,584)	$(142,588)	$(3,542,172)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2019	$(2,819,682)	$(141,135)	$(2,960,817)

Net loss	(114,230)	(286)	(114,516)

Partners' capital (deficit), June 30, 2019	$(2,933,912)	$(141,421)	$(3,075,333)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ (189,873)	$ (207,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	(33,500)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(2,500)	-
Increase (Decrease) in accounts payable affiliates	(6,207)	229,263

Net cash provided by (used in) operating activities	(232,080)	22,211

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	33,500	-

Net cash provided by investing activities	33,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198,580)	22,211

Cash and cash equivalents, beginning	1,220,750	707,501

Cash and cash equivalents, ending	$ 1,022,170	$ 729,712

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 47

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ (50,722)	$ (57,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(6,179)	-
Increase (Decrease) in accounts payable affiliates	(141,247)	62,652

Net cash provided by (used in) operating activities	(198,148)	5,191

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(198,148)	5,191

Cash and cash equivalents, beginning	496,126	243,174

Cash and cash equivalents, ending	$ 297,978	$ 248,365

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 48

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ 2,517	$ (35,075)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	(33,500)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	4,000	-
Increase (Decrease) in accounts payable affiliates	19,239	38,835

Net cash provided by (used in) operating activities	(7,744)	3,760

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	33,500	-

Net cash provided by investing activities	33,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,756	3,760

Cash and cash equivalents, beginning	398,271	209,712

Cash and cash equivalents, ending	$ 424,027	$ 213,472

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended June 30,
(Unaudited)

Series 49

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ (141,668)	$ (114,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	-	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(321)	-
Increase (Decrease) in accounts payable affiliates	115,801	127,776

Net cash provided by (used in) operating activities	(26,188)	13,260

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,188)	13,260

Cash and cash equivalents, beginning	326,353	254,615

Cash and cash equivalents, ending	$ 300,165	$ 267,875

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2020
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2020, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2020:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2020 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended June 30, 2020 and 2019 are as follows:

	2020	2019
Series 47	$ 37,431	$ 62,652
Series 48	19,239	38,835
Series 49	125,070	127,776
Total	$181,740	$229,263

The fund management fees paid for the quarters ended June 30, 2020 and 2019 are as follows:
	2020	2019
Series 47	$178,678	$ -
Series 48	-	-
Series 49	9,269	-
Total	$187,947	$ -

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2020 and 2019, the Fund had limited partnership interests in 32 and 45 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2020 and 2019 is as follows:
	2020	2019
Series 47	7	12
Series 48	3	9
Series 49	22	24
Total	32	45

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the three months ended June 30, 2020, the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for the period ended June 30, 2020 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 47	-	-	$-	$-
Series 48	1	-	33,500	33,500
Series 49	-	-	-	-
Total	1	-	$33,500	$33,500

During the three months ended June 30, 2019, no Operating Partnerships were disposed.

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2020.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Total
	2020	2019
Revenues
Rental	$ 3,702,000	$ 4,704,148
Interest and other	149,390	92,913
	3,851,390	4,797,061

Expenses
Interest	472,396	667,433
Depreciation and amortization	927,952	1,220,586
Operating expenses	2,647,715	3,462,693
	4,048,063	5,350,712

NET LOSS	$ (196,673)	$ (553,651)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (194,706)	$ (548,114)

Net loss allocated to other Partners	$ (1,967)	$ (5,537)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 47

	2020	2019
Revenues
Rental	$ 818,236	$ 1,437,199
Interest and other	49,939	20,952
	868,175	1,458,151

Expenses
Interest	94,716	195,302
Depreciation and amortization	182,206	312,346
Operating expenses	591,930	1,091,985
	868,852	1,599,633

NET LOSS	$ (677)	$ (141,482)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (670)	$ (140,067)

Net loss allocated to other Partners	$ (7)	$ (1,415)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 48
	2020	2019
Revenues
Rental	$ 374,599	$ 782,077
Interest and other	6,244	13,475
	380,843	795,552

Expenses
Interest	38,392	100,292
Depreciation and amortization	75,208	200,142
Operating expenses	267,397	586,804
	380,997	887,238

NET LOSS	$ (154)	$ (91,686)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (152)	$ (90,769)

Net loss allocated to other Partners	$ (2)	$ (917)

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
June 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 49
	2020	2019
Revenues
Rental	$ 2,509,165	$ 2,484,872
Interest and other	93,207	58,486
	2,602,372	2,543,358

Expenses
Interest	339,288	371,839
Depreciation and amortization	670,538	708,098
Operating expenses	1,788,388	1,783,904
	2,798,214	2,863,841

NET LOSS	$ (195,842)	$ (320,483)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (193,884)	$ (317,278)

Net loss allocated to other Partners	$ (1,958)	$ (3,205)

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
June 30, 2020
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2016 remain open.

NOTE G - CONTINGENCY

The spread of a novel strain of coronavirus (COVID-19) has caused significant business disruptions in the United States beginning February 2020.  The economic impact of the business disruptions caused by COVID-19 is uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Partnership will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

NOTE H - SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Fund has entered into an agreement to transfer the interest in two operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $430,000. The estimated gain on the transfer of the operating limited partnerships are $421,000 and are expected to be recognized in the second quarter of fiscal year ending March 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2020 were $181,740 and total fund management fees accrued as of June 30, 2020 were $9,047,387. During the quarter ended June 30, 2020, $187,947 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2020.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 8 of the Operating Partnerships and 7 remain.

During the quarter ended June 30, 2020, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

During the quarter ended June 30, 2020, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 2 of the Operating Partnerships and 22 remain.

During the quarter ended June 30, 2020, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2020. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2020, the Fund held limited partnership interests in 32 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2020 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 37,431	$ -	$ 37,431
Series 48	19,239	-	19,239
Series 49	125,070	-	125,070
	$181,740	$ -	$181,740

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 7 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 47 reflects a net loss from Operating Partnerships of $(677) and $(141,482), respectively, which includes depreciation and amortization of $182,206 and $312,346, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In January 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on November 15, 2019. The sales price of the property was $7,600,000, which included the outstanding mortgage balance of approximately $6,580,000. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $182,922 were distributed after the sale, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019. In January 2020, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $16,230 and $16,230 for Series 47 and Series 48, respectively, which was returned to the cash reserves.

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

In September 2019, the operating general partner of Countrybrook Champaign Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 28, 2020. The sales price of the property was $7,650,000, which included the outstanding mortgage balance of approximately $5,503,217. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $343,627 were distributed after the sale. Cash proceeds from the sale and the return to Series 47 and Series 49's share of the reserves/escrow results in a total cash payment of the investment partnership of $184,857 and $9,590 for Series 47 and Series 49, respectively. Of the total proceeds received by the investment partnerships, $6,179 and $321 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $178,678 and $9,269 for Series 47 and Series 49, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $178,678, and $9,269 for Series 47 and Series 49, respectively, as of March 31, 2020.

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

In July 2020, the investment general partners transferred their respective interests in Marble Falls Vistas Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,236,379 and cash proceeds to the investment partnerships of $332,681 and $97,319 for Series 47 and Series 49, respectively. Of the total proceeds received, $6,963 and $2,037 for Series 47 and Series 49, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $325,718 and $95,282 were returned to cash reserves held by Series 47 and Series 49, respectively.

Series 48

As of June 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 3 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 48 reflects a net loss from Operating Partnerships of $(154) and $(91,686), respectively, which includes depreciation and amortization of $75,208 and $200,142, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on November 15, 2019. The sales price of the property was $7,600,000, which included the outstanding mortgage balance of approximately $6,580,000. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $182,922 were distributed after the sale, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019. In January 2020, the investment partnership received its share of the final reconciliation of the Operating Partnership's cash in the amount of $16,230 and $16,230 for Series 47 and Series 48, respectively, which was returned to the cash reserves.

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

In June 2020, the investment general partner transferred its interest in P.D.C. Sixty Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,231,053 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $6,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,500 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $33,500 as of June 30, 2020.

Series 49

As of June 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 22 properties at June 30, 2020, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2020 and 2019, Series 49 reflects a net loss from Operating Partnerships of $(195,842) and $(320,483), respectively, which includes depreciation and amortization of $670,538 and $708,098, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2019, the operating general partner of Countrybrook Champaign Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 28, 2020. The sales price of the property was $7,650,000, which included the outstanding mortgage balance of approximately $5,503,217. In addition, to cash proceeds from the sale, the operating/cash reserves/escrows of $343,627 were distributed after the sale. Cash proceeds from the sale and the return to Series 47 and Series 49's share of the reserves/escrow results in a total cash payment of the investment partnership of $184,857 and $9,590 for Series 47 and Series 49, respectively. Of the total proceeds received by the investment partnerships, $6,179 and $321 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $178,678 and $9,269 for Series 47 and Series 49, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $178,678, and $9,269 for Series 47 and Series 49, respectively, as of March 31, 2020.

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

In July 2020, the investment general partners transferred their respective interests in Marble Falls Vistas Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,236,379 and cash proceeds to the investment partnerships of $332,681 and $97,319 for Series 47 and Series 49, respectively. Of the total proceeds received, $6,963 and $2,037 for Series 47 and Series 49, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $325,718 and $95,282 were returned to cash reserves held by Series 47 and Series 49, respectively.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2016-2018. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner's personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner's operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to competition in the market. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. Occupancy at June 30, 2020 was 98% after averaging 86% in 2019. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. Operations were below breakeven in 2019 due to low occupancy and elevated operating expenses. Occupancy as of June 30, 2020 was 100%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

Perryton Fountainhead L.P. (La Mirage Villas Apartments) is a 48-unit family property located in Perryton, TX. Operations have been below breakeven since 2019 due to low occupancy. In 2019, the property had an average occupancy of 74%. As of June 2020, occupancy has improved to 94% with operations above breakeven. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Perryton Fountainhead L.P. subsequent to June 30, 2020.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended, March 31, 2020 and 2019. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), as amended by subsequent Accounting Standard Updates (collectively, "ASC 606").  The Partnership adopted ASC 606 during 2019 and applied the guidance on a retrospective basis. There was no impact as a result of the adoption of ASC 606 to recognize revenue on the financial statements of the Partnership.

In August 2016, the FASB issued Accounting Standards Update 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.  The Partnership adopted the update on a retrospective basis.  The effect of the adoption was the application of an accounting policy election to classify distributions received from investees using the nature of the distribution approach.  The Partnership classifies distributions from tax credit investments as returns on investment because the design of the project entity is to generate tax credits and losses rather than income from operations.  Application of the accounting policy election had no impact on the presentation in the statement of cash flows.

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

There were no changes in the Fund's or any Series' internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Fund's or any Series' internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2020.

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

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: August 12, 2020		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 12, 2020	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

August 12, 2020	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.