Form 10-Q
period 2020-09-30
BOSTON CAPITAL TAX CREDIT FUND V LP
filed 2020-11-12
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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

BOSTON CAPITAL TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-7
Condensed Statements of Operations	8-15
Condensed Statements of Changes in Partners' Capital (Deficit)	16-19
Condensed Statements of Cash Flows	20-23
Notes to Condensed Financial Statements	24-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosures	43

Item 5. Other Information	43

Item 6. Exhibits	43

Signatures	44

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2020	March 31, 2020

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	1,407,024	1,220,750
Other assets	106,411	106,411
	$ 1,513,435	$ 1,327,161

LIABILITIES

Accounts payable and accrued expenses	$ 2,500	$ 9,343
Accounts payable affiliates	9,217,750	9,053,594
Capital contributions payable	101	101
	9,220,351	9,063,038

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,736,806 outstanding as of September 30, 2020 and March 31, 2020.	(7,426,445)	(7,455,334)
General Partner	(280,471)	(280,543)
	(7,706,916)	(7,735,877)
	$ 1,513,435	$ 1,327,161

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	624,144	496,126
Other assets	-	-
	$ 624,144	$ 496,126

LIABILITIES

Accounts payable and accrued expenses	$ 2,500	$ 6,179
Accounts payable affiliates	3,277,206	3,386,708
Capital contributions payable	-	-
	3,279,706	3,392,887

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,467,934 outstanding as of September 30, 2020 and March 31, 2020.	(2,572,215)	(2,812,811)
General Partner	(83,347)	(83,950)
	(2,655,562)	(2,896,761)
	$ 624,144	$ 496,126

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	400,295	398,271
Other assets	-	-
	$ 400,295	$ 398,271

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 2,500
Accounts payable affiliates	1,868,832	1,834,383
Capital contributions payable	-	-
	1,868,832	1,836,883

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,284,372 outstanding as of September 30, 2020 and March 31, 2020.	(1,414,103)	(1,384,253)
General Partner	(54,434)	(54,359)
	(1,468,537)	(1,438,612)
	$ 400,295	$ 398,271

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ -	$ -

OTHER ASSETS
Cash and cash equivalents	382,585	326,353
Other assets	106,411	106,411
	$ 488,996	$ 432,764

LIABILITIES

Accounts payable and accrued expenses	$ -	$ 664
Accounts payable affiliates	4,071,712	3,832,503
Capital contributions payable	101	101
	4,071,813	3,833,268

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,984,500 outstanding as of September 30, 2020 and March 31, 2020.	(3,440,127)	(3,258,270)
General Partner	(142,690)	(142,234)
	(3,582,817)	(3,400,504)
	$ 488,996	$ 432,764

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2020	2019

Income
Interest income	$ 607	$ 1,886
Other income	21,944	19,443
	22,551	21,329

Gain on sale of operating limited partnerships	435,900	-

Expenses
Professional fees	70,429	75,533
Fund management fee, net (Note C)	144,087	223,304
General and administrative expenses	25,101	20,394
	239,617	319,231

NET INCOME (LOSS)	$ 218,834	$ (297,902)

Net income (loss) allocated to assignees	$ 218,287	$ (297,157)

Net income (loss) allocated to general partner	$ 547	$ (745)

Net income (loss) per BAC	$ .02	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 47

	2020	2019

Income
Interest income	$ 265	$ 648
Other income	2,901	4,996
	3,166	5,644

Gain on sale of operating limited partnerships	340,618	-

Expenses
Professional fees	17,140	23,069
Fund management fee, net (Note C)	26,495	60,652
General and administrative expenses	8,228	6,429
	51,863	90,150

NET INCOME (LOSS)	$ 291,921	$ (84,506)

Net income (loss) allocated to assignees	$ 291,191	$ (84,295)

Net income (loss) allocated to general partner	$ 730	$ (211)

Net income (loss) per BAC	$ .08	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 48

	2020	2019

Income
Interest income	$ 173	$ 538
Other income	1,431	3,300
	1,604	3,838

Gain on sale of operating limited partnerships	-	-

Expenses
Professional fees	15,789	21,280
Fund management fee, net (Note C)	10,260	38,835
General and administrative expenses	7,997	5,813
	34,046	65,928

NET INCOME (LOSS)	$ (32,442)	$ (62,090)

Net income (loss) allocated to assignees	$ (32,361)	$ (61,935)

Net income (loss) allocated to general partner	$ (81)	$ (155)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 49

	2020	2019

Income
Interest income	$ 169	$ 700
Other income	17,612	11,147
	17,781	11,847

Gain on sale of operating limited partnerships	95,282	-

Expenses
Professional fees	37,500	31,184
Fund management fee, net (Note C)	107,332	123,817
General and administrative expenses	8,876	8,152
	153,708	163,153

NET INCOME (LOSS)	$ (40,645)	$ (151,306)

Net income (loss) allocated to assignees	$ (40,543)	$ (150,927)

Net income (loss) allocated to general partner	$ (102)	$ (379)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2020	2019

Income
Interest income	$ 2,594	$ 3,620
Other income	21,944	20,399
	24,538	24,019

Gain on sale of operating limited partnerships	469,400	-

Expenses
Professional fees	94,928	75,533
Fund management fee, net (Note C)	325,827	415,059
General and administrative expenses	44,222	38,381
	464,977	528,973

NET INCOME (LOSS)	$ 28,961	$ (504,954)

Net income (loss) allocated to assignees	$ 28,889	$ (503,691)

Net income (loss) allocated to general partner	$ 72	$ (1,263)

Net income (loss) per BAC	$ .00	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 47

	2020	2019

Income
Interest income	$ 861	$ 1,241
Other income	2,901	5,346
	3,762	6,587

Gain on sale of operating limited partnerships	340,618	-

Expenses
Professional fees	24,735	23,069
Fund management fee, net (Note C)	63,926	113,352
General and administrative expenses	14,520	12,133
	103,181	148,554

NET INCOME (LOSS)	$ 241,199	$ (141,967)

Net income (loss) allocated to assignees	$ 240,596	$ (141,612)

Net income (loss) allocated to general partner	$ 603	$ (355)

Net income (loss) per BAC	$ .07	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 48

	2020	2019

Income
Interest income	$ 960	$ 1,043
Other income	1,431	3,650
	2,391	4,693

Gain on sale of operating limited partnerships	33,500	-

Expenses
Professional fees	22,814	21,280
Fund management fee, net (Note C)	29,499	69,851
General and administrative expenses	13,503	10,727
	65,816	101,858

NET INCOME (LOSS)	$ (29,925)	$ (97,165)

Net income (loss) allocated to assignees	$ (29,850)	$ (96,922)

Net income (loss) allocated to general partner	$ (75)	$ (243)

Net income (loss) per BAC	$ (.01)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 49

	2020	2019

Income
Interest income	$ 773	$ 1,336
Other income	17,612	11,403
	18,385	12,739

Gain on sale of operating limited partnerships	95,282	-

Expenses
Professional fees	47,379	31,184
Fund management fee, net (Note C)	232,402	231,856
General and administrative expenses	16,199	15,521
	295,980	278,561

NET INCOME (LOSS)	$ (182,313)	$ (265,822)

Net income (loss) allocated to assignees	$ (181,857)	$ (265,157)

Net income (loss) allocated to general partner	$ (456)	$ (665)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	(189,398)	(475)	(189,873)

Partners' capital (deficit), June 30, 2020	(7,644,732)	(281,018)	(7,925,750)

Net income (loss)	218,287	547	218,834

Partners' capital (deficit), September 30, 2020	$(7,426,445)	$(280,471)	$(7,706,916)
	Assignees	General partner	Total

Partners' capital (deficit) April 1, 2019	$(7,268,534)	$(280,075)	$(7,548,609)

Net loss	(206,534)	(518)	(207,052)

Partners' capital (deficit), June 30, 2019	(7,475,068)	(280,593)	(7,755,661)

Net loss	(297,157)	(745)	(297,902)

Partners' capital (deficit), September 30, 2019	$(7,772,225)	$(281,338)	$(8,053,563)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2020 and 2019
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2020	$(2,812,811)	$ (83,950)	$(2,896,761)

Net income (loss)	(50,595)	(127)	(50,722)

Partners' capital (deficit), June 30, 2020	(2,863,406)	(84,077)	(2,947,483)

Net income (loss)	291,191	730	291,921

Partners' capital (deficit), September 30, 2020	$(2,572,215)	$ (83,347)	$(2,655,562)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2019	$(2,863,087)	$ (84,076)	$(2,947,163)

Net loss	(57,317)	(144)	(57,461)

Partners' capital (deficit), June 30, 2019	(2,920,404)	(84,220)	(3,004,624)

Net loss	(84,295)	(211)	(84,506)

Partners' capital (deficit), September 30, 2019	$(3,004,699)	$ (84,431)	$(3,089,130)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2020	$(1,384,253)	$ (54,359)	$(1,438,612)

Net income (loss)	2,511	6	2,517

Partners' capital (deficit), June 30, 2020	(1,381,742)	(54,353)	(1,436,095)

Net income (loss)	(32,361)	(81)	(32,442)

Partners' capital (deficit), September 30, 2020	$(1,414,103)	$ (54,434)	$(1,468,537)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2019	$(1,585,765)	$ (54,864)	$(1,640,629)

Net loss	(34,987)	(88)	(35,075)

Partners' capital (deficit), June 30, 2019	(1,620,752)	(54,952)	(1,675,704)

Net loss	(61,935)	(155)	(62,090)

Partners' capital (deficit), September 30, 2019	$(1,682,687)	$ (55,107)	$(1,737,794)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Six Months Ended September 30, 2020 and 2019

(Unaudited)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(141,314)	(354)	(141,668)

Partners' capital (deficit), June 30, 2020	(3,399,584)	(142,588)	(3,542,172)

Net income (loss)	(40,543)	(102)	(40,645)

Partners' capital (deficit), September 30, 2020	$(3,440,127)	$(142,690)	$(3,582,817)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2019	$(2,819,682)	$(141,135)	$(2,960,817)

Net loss	(114,230)	(286)	(114,516)

Partners' capital (deficit), June 30, 2019	(2,933,912)	(141,421)	(3,075,333)

Net loss	(150,927)	(379)	(151,306)

Partners' capital (deficit), September 30, 2019	$(3,084,839)	$(141,800)	$(3,226,639)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ 28,961	$ (504,954)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(469,400)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(6,843)	-
Increase (Decrease) in accounts payable affiliates	164,156	458,526

Net cash used in operating activities	(283,126)	(46,428)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	469,400	-

Net cash provided by investing activities	469,400	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186,274	(46,428)

Cash and cash equivalents, beginning	1,220,750	707,501

Cash and cash equivalents, ending	$ 1,407,024	$ 661,073

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 47

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ 241,199	$ (141,967)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(340,618)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(3,679)	-
Increase (Decrease) in accounts payable affiliates	(109,502)	125,304

Net cash used in operating activities	(212,600)	(16,663)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	340,618	-

Net cash provided by investing activities	340,618	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	128,018	(16,663)

Cash and cash equivalents, beginning	496,126	243,174

Cash and cash equivalents, ending	$ 624,144	$ 226,511

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 48

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ (29,925)	$ (97,165)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(33,500)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(2,500)	-
Increase (Decrease) in accounts payable affiliates	34,449	77,670

Net cash used in operating activities	(31,476)	(19,495)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	33,500	-

Net cash provided by investing activities	33,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,024	(19,495)

Cash and cash equivalents, beginning	398,271	209,712

Cash and cash equivalents, ending	$ 400,295	$ 190,217

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended September 30,
(Unaudited)

Series 49

	2020	2019
Cash flows from operating activities:

Net income (loss)	$ (182,313)	$ (265,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(95,282)	-
Changes in assets and liabilities
Increase (Decrease) in accounts payable and accrued expenses	(664)	-
Increase (Decrease) in accounts payable affiliates	239,209	255,552

Net cash used in operating activities	(39,050)	(10,270)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	95,282	-

Net cash provided by investing activities	95,282	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,232	(10,270)

Cash and cash equivalents, beginning	326,353	254,615

Cash and cash equivalents, ending	$ 382,585	$ 244,345

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2020
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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2020, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2020:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2020
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2020 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management L.P. as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management L.P. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management L.P., the amounts accrued are not net of reporting fees received. The fund management fee accrued for the quarters ended September 30, 2020 and 2019 are as follows:

	2020	2019
Series 47	$ 31,745	$ 62,652
Series 48	15,210	38,835
Series 49	123,408	127,776
Total	$170,363	$229,263

The fund management fees paid for the quarters ended September 30, 2020 and 2019 are as follows:
	2020	2019
Series 47	$ -	$ -
Series 48	-	-
Series 49	-	-
Total	$ -	$ -

The fund management fees paid for the six months ended September 30, 2020 and 2019 are as follows:
	2020	2019
Series 47	$178,678	$ -
Series 48	-	-
Series 49	9,269	-
Total	$187,947	$ -

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2020 and 2019, the Fund had limited partnership interests in 29 and 45 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2020 and 2019 is as follows:
	2020	2019
Series 47	5	12
Series 48	3	9
Series 49	21	24
Total	29	45

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the six months ended September 30, 2020, the Fund disposed of four Operating Partnership. A summary of the dispositions by Series for the period ended September 30, 2020 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 47	2	-	$340,618	$340,618
Series 48	1	-	33,500	33,500
Series 49	1	-	95,282	95,282
Total	4	-	$469,400	$469,400

During the six months ended September 30, 2019, no Operating Partnerships were disposed.

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2020.

Boston Capital Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Total
	2020	2019
Revenues
Rental	$ 6,923,291	$ 9,408,298
Interest and other	284,471	185,826
	7,207,762	9,594,124

Expenses
Interest	881,804	1,334,866
Depreciation and amortization	1,741,303	2,441,172
Operating expenses	4,985,949	6,925,386
	7,609,056	10,701,424

NET LOSS	$ (401,294)	$(1,107,300)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (397,281)	$(1,096,226)

Net loss allocated to other Partners	$ (4,013)	$ (11,074)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 47

	2020	2019
Revenues
Rental	$ 1,274,188	$ 2,874,398
Interest and other	89,132	41,904
	1,363,320	2,916,302

Expenses
Interest	142,160	390,605
Depreciation and amortization	278,913	624,693
Operating expenses	943,156	2,183,970
	1,364,229	3,199,268

NET LOSS	$ (909)	$ (282,966)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (900)	$ (280,136)

Net loss allocated to other Partners	$ (9)	$ (2,830)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 48
	2020	2019
Revenues
Rental	$ 749,198	$ 1,564,155
Interest and other	12,488	26,950
	761,686	1,591,105

Expenses
Interest	76,783	200,584
Depreciation and amortization	150,415	400,284
Operating expenses	534,795	1,173,608
	761,993	1,774,476

NET LOSS	$ (307)	$ (183,371)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (304)	$ (181,537)

Net loss allocated to other Partners	$ (3)	$ (1,834)

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
September 30, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 49
	2020	2019
Revenues
Rental	$ 4,899,905	$ 4,969,745
Interest and other	182,851	116,972
	5,082,756	5,086,717

Expenses
Interest	662,861	743,677
Depreciation and amortization	1,311,975	1,416,195
Operating expenses	3,507,998	3,567,808
	5,482,834	5,727,680

NET LOSS	$ (400,078)	$ (640,963)

Net loss allocated to Boston Capital Tax Credit Fund V L.P.	$ (396,077)	$ (634,553)

Net loss allocated to other Partners	$ (4,001)	$ (6,410)

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
September 30, 2020
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

On September 11, 2020, Boston Capital Corporation ("BCC"), Boston Capital Companion Limited Partnership ("Companion"), an affiliate of BCC, and certain other affiliates of BCC entered into a definitive agreement with Boston Financial Investment Management, L.P. ("BFIM") and BFBC Holdings GP, LLC, an affiliate of BFIM (together with BFIM, the "BFIM Parties") pursuant to which the BFIM Parties have agreed to acquire 100% of the partnership interests in Companion. Under the terms of the agreement, the BFIM Parties will, through the acquisition of Companion, acquire, among other things, 100% of the membership interests in Boston Capital Associates V L.L.C., the general partner of the Fund, and 100% of the issued and outstanding common stock of BCTC V Assignor Corp., the assignor limited partner of the Fund. Subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, the transaction is expected to close in the fourth quarter of 2020.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2020 were $170,363 and total fund management fees accrued as of September 30, 2020 were $9,217,750. During the quarter ended September 30, 2020, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2020.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 10 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2020, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

During the quarter ended September 30, 2020, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 3 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2020, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2020. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2020, the Fund held limited partnership interests in 29 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2020 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 31,745	$ 5,250	$ 26,495
Series 48	15,210	4,950	10,260
Series 49	123,408	16,076	107,332
	$170,363	$26,276	$144,087

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 47	$ 69,176	$ 5,250	$ 63,926
Series 48	34,449	4,950	29,499
Series 49	248,478	16,076	232,402
	$352,103	$26,276	$325,827

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 5 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 47 reflects a net loss from Operating Partnerships of $(909) and $(282,966), respectively, which includes depreciation and amortization of $278,913 and $624,693, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2020, the investment general partner transferred it interest in Coleman Fountainhead Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $303,800 and cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

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

In March 2020, the investment general partner transferred its interest in Hillsboro Fountainhead, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,300,646 and cash proceeds to the investment partnership of $43,200. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $40,700 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $40,700 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Park Plaza Village Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $706,605 and cash proceeds to the investment partnership of $14,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,500 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of March 31, 2020.

In July 2020, the investment general partners transferred their respective interests in Marble Falls Vistas Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,236,379 and cash proceeds to the investment partnerships of $332,681 and $97,319 for Series 47 and Series 49, respectively. Of the total proceeds received, $6,963 and $2,037 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $325,718 and $95,282 were returned to cash reserves held by Series 47 and Series 49, respectively. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $325,718 and $95,282 for Series 47 and Series 49, respectively as of September 30, 2020.

In September 2020, the investment general partner transferred its interest Marion Apartments - Osceola Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,228,329 and cash proceeds to the investment partnership of $17,400 Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,900 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $14,900 as of September 30, 2020.

Series 48

As of September 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 3 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 48 reflects a net loss from Operating Partnerships of $(307) and $(183,371), respectively, which includes depreciation and amortization of $150,415 and $400,284, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In October 2019, the investment general partner transferred its interest in Wyndham-Emporia Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $782,095 and cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $22,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $110,600 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $110,600 as of December 31, 2019.

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

In March 2020, the investment general partner transferred their interests in Coleman Fountainhead Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $303,800 and cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Colusa Avenue Apartments, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,597,211 and cash proceeds to the investment partnership of $28,500. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $26,000 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $26,000 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Starlite Village, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,149,027 and cash proceeds to the investment partnership of $150,000. Of the total proceeds received, $6,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $143,500 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $143,500 as of March 31, 2020.

In June 2020, the investment general partner transferred its interest in P.D.C. Sixty Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,231,053 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $6,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,500 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,500 as of June 30, 2020.

Series 49

As of September 30, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 21 properties at September 30, 2020, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2020 and 2019, Series 49 reflects a net loss from Operating Partnerships of $(400,078) and $(640,963), respectively, which includes depreciation and amortization of $1,311,975 and $1,416,195, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2020, the investment general partner transferred its interest in Meadow Glen Apartments, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,183,717 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,500 were returned to cash reserves held by Series 49. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $17,500 as of March 31, 2020.

In July 2020, the investment general partners transferred their respective interests in Marble Falls Vistas Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,236,379 and cash proceeds to the investment partnerships of $332,681 and $97,319 for Series 47 and Series 49, respectively. Of the total proceeds received, $6,963 and $2,037 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $325,718 and $95,282 were returned to cash reserves held by Series 47 and Series 49, respectively. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $325,718 and $95,282 for Series 47 and Series 49, respectively as of September 30, 2020.

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

Linden-Bartlesville Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Bartlesville, OK. Operations have been consistently below breakeven since the fourth quarter of 2014 due to low occupancy levels and the inability to increase rents due to competition in the market. The investment limited partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's obligation to fund deficits under the operating deficit guaranty expired; however, the operating general partner continues to fund deficits and confirmed its commitment to continue doing so. Occupancy at September 30, 2020, was 91% after averaging 86% in 2019. Operations are above breakeven primarily due to three months of mortgage forbearance. The 15-year low income housing tax credit compliance period with respect to Linden-Bartlesville Partners, L.P. expires on December 31, 2020.

Linden-Shawnee Partners, L.P. (The Linden's Apartments) is a 54-unit family property located in Shawnee, OK. Operations were below breakeven in 2019 due to low occupancy and elevated operating expenses. Occupancy as of September 30, 2020 was 92%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Linden-Shawnee Partners, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's or any Series' internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Fund's or any Series' internal control over financial reporting.

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

101. The following materials from the Boston Capital Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Boston Capital Tax Credit Fund V L.P.

	By:	Boston Capital Associates V LLC, General Partner

Date: November 12, 2020		By:	/s/ John P. Manning John P. Manning

Managing Member

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 12, 2020	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer), Boston Capital Partners II Corp.; Director, President (Principal Executive Officer), BCTC V Assignor Corp.

November 12, 2020	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), Boston Capital Partners II Corp.; Sr. Vice President, Chief Financial Officer (Principal Financial and Accounting Officer), BCTC V Assignor Corp.