Form 10-Q
period 2020-12-31
BF Garden Tax Credit Fund V L.P.
filed 2021-02-12
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-109898

BF GARDEN TAX CREDIT FUND V L.P.
(Exact name of registrant as specified in its charter)

Delaware	14-1897569
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Arch Street, 13th Floor Boston, Massachusetts  02110
(Address of principal executive offices)  (Zip Code)

                                   (888) 773-1487

(Registrant’s telephone number, including area code)

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$-	$-

OTHER ASSETS

Cash and cash equivalents	887,605	1,220,750
Other assets	6,411	106,411
	$894,016	$1,327,161

LIABILITIES

Accounts payable and accrued expenses	$4,500	$9,343
Accounts payable affiliates (Note C)	8,714,653	9,053,594
Capital contributions payable	101	101
	8,719,254	9,063,038

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,736,806 outstanding as of December 31, 2020 and March 31, 2020.	(7,544,472)	(7,455,334)
General Partner	(280,766)	(280,543)
	(7,825,238)	(7,735,877)
	$894,016	$1,327,161

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	283,617	496,126
Other assets	-	-
	$283,617	$496,126

LIABILITIES

Accounts payable and accrued expenses	$2,500	$6,179
Accounts payable affiliates (Note C)	2,955,622	3,386,708
Capital contributions payable	-	-
	2,958,122	3,392,887

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,467,934 outstanding as of December 31, 2020 and March 31, 2020.	(2,591,111)	(2,812,811)
General Partner	(83,394)	(83,950)
	(2,674,505)	(2,896,761)
	$283,617	$496,126

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	228,973	398,271
Other assets	-	-
	$228,973	$398,271

LIABILITIES

Accounts payable and accrued expenses	$2,000	$2,500
Accounts payable affiliates (Note C)	1,677,923	1,834,383
Capital contributions payable	-	-
	1,679,923	1,836,883

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,284,372 outstanding as of December 31, 2020 and March 31, 2020.	(1,396,560)	(1,384,253)
General Partner	(54,390)	(54,359)
	(1,450,950)	(1,438,612)
	$228,973	$398,271

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31, 2020	March 31, 2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	375,015	326,353
Other assets	6,411	106,411
	$381,426	$432,764

LIABILITIES

Accounts payable and accrued expenses	$-	$664
Accounts payable affiliates (Note C)	4,081,108	3,832,503
Capital contributions payable	101	101
	4,081,209	3,833,268

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,984,500 outstanding as of December 31, 2020 and March 31, 2020.	(3,556,801)	(3,258,270)
General Partner	(142,982)	(142,234)
	(3,699,783)	(3,400,504)
	$381,426	$432,764

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2020	2019
Income
Interest income	$328	$2,326
Other income	37,118	43,772
	37,446	46,098

Gain on sale of operating limited partnerships	36,089	171,632

Expenses
Professional fees	20,869	17,833
Fund management fee, net (Note C)	155,597	175,872
General and administrative expenses	15,391	34,851
	191,857	228,556

NET INCOME (LOSS)	$(118,322)	$(10,826)

Net income (loss) allocated to assignees	$(118,027)	$(10,800)

Net income (loss) allocated to general partner	$(295)	$(26)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 47

	2020	2019
Income
Interest income	$127	$671
Other income	10,512	9,414
	10,639	10,085

Gain on sale of operating limited partnerships	7,690	30,516

Expenses
Professional fees	5,806	2,366
Fund management fee, net (Note C)	26,724	62,652
General and administrative expenses	4,742	10,546
	37,272	75,564

NET INCOME (LOSS)	$(18,943)	$(34,963)

Net income (loss) allocated to assignees	$(18,896)	$(34,876)

Net income (loss) allocated to general partner	$(47)	$(87)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 48

	2020	2019
Income
Interest income	$87	$839
Other income	10,513	5,456
	10,600	6,295

Gain on sale of operating limited partnerships	28,000	141,116

Expenses
Professional fees	5,141	2,892
Fund management fee, net (Note C)	12,291	12,319
General and administrative expenses	3,581	7,820
	21,013	23,031

NET INCOME (LOSS)	$17,587	$124,380

Net income (loss) allocated to assignees	$17,543	$124,069

Net income (loss) allocated to general partner	$44	$311

Net income (loss) per BAC	$.01	$.05

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 49

	2020	2019
Income
Interest income	$114	$816
Other income	16,093	28,902
	16,207	29,718

Gain on sale of operating limited partnerships	399	-

Expenses
Professional fees	9,922	12,575
Fund management fee, net (Note C)	116,582	100,901
General and administrative expenses	7,068	16,485
	133,572	129,961

NET INCOME (LOSS)	$(116,966)	$(100,243)

Net income (loss) allocated to assignees	$(116,674)	$(99,993)

Net income (loss) allocated to general partner	$(292)	$(250)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2020	2019
Income
Interest income	$2,922	$5,945
Other income	59,062	64,170
	61,984	70,115

Gain on sale of operating limited partnerships	505,489	171,632

Expenses
Professional fees	115,797	93,366
Fund management fee, net (Note C)	481,424	590,931
General and administrative expenses	59,613	73,230
	656,834	757,527

NET INCOME (LOSS)	$(89,361)	$(515,780)

Net income (loss) allocated to assignees	$(89,138)	$(514,491)

Net income (loss) allocated to general partner	$(223)	$(1,289)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2020	2019
Income
Interest income	$988	$1,912
Other income	13,413	14,760
	14,401	16,672

Gain on sale of operating limited partnerships	348,308	30,516

Expenses
Professional fees	30,541	25,435
Fund management fee, net (Note C)	90,650	176,004
General and administrative expenses	19,262	22,679
	140,453	224,118

NET INCOME (LOSS)	$222,256	$(176,930)

Net income (loss) allocated to assignees	$221,700	$(176,488)

Net income (loss) allocated to general partner	$556	$(442)

Net income (loss) per BAC	$.06	$(.05)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2020	2019
Income
Interest income	$1,047	$1,882
Other income	11,944	9,106
	12,991	10,988

Gain on sale of operating limited partnerships	61,500	141,116

Expenses
Professional fees	27,955	24,172
Fund management fee, net (Note C)	41,790	82,170
General and administrative expenses	17,084	18,547
	86,829	124,889

NET INCOME (LOSS)	$(12,338)	$27,215

Net income (loss) allocated to assignees	$(12,307)	$27,147

Net income (loss) allocated to general partner	$(31)	$68

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2020	2019
Income
Interest income	$887	$2,151
Other income	33,705	40,304
	34,592	42,455

Gain on sale of operating limited partnerships	95,681	-

Expenses
Professional fees	57,301	43,759
Fund management fee, net (Note C)	348,984	332,757
General and administrative expenses	23,267	32,004
	429,552	408,520

NET INCOME (LOSS)	$(299,279)	$(366,065)

Net income (loss) allocated to assignees	$(298,531)	$(365,150)

Net income (loss) allocated to general partner	$(748)	$(915)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General partner	Total
Total
Partners' capital (deficit) April 1, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	(189,398)	(475)	(189,873)

Partners' capital (deficit), June 30, 2020	(7,644,732)	(281,018)	(7,925,750)

Net income (loss)	218,287	547	218,834

Partners' capital (deficit), September 30, 2020	(7,426,445)	(280,471)	(7,706,916)

Net income (loss)	(118,027)	(295)	(118,322)

Partners' capital (deficit), December 31, 2020	$(7,544,472)	$(280,766)	$(7,825,238)

	Assignees	General partner	Total
Total
Partners' capital (deficit) April 1, 2019	$(7,268,534)	$(280,075)	$(7,548,609)

Net income (loss)	(206,534)	(518)	(207,052)

Partners' capital (deficit), June 30, 2019	(7,475,068)	(280,593)	(7,755,661)

Net income (loss)	(297,157)	(745)	(297,902)

Partners' capital (deficit), September 30, 2019	(7,772,225)	(281,338)	(8,053,563)

Net income (loss)	(10,800)	(26)	(10,826)

Partners' capital (deficit), December 31, 2019	$(7,783,025)	$(281,364)	$(8,064,389)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2020	$(2,812,811)	$(83,950)	$(2,896,761)

Net income (loss)	(50,595)	(127)	(50,722)

Partners' capital (deficit), June 30, 2020	(2,863,406)	(84,077)	(2,947,483)

Net income (loss)	291,191	730	291,921

Partners' capital (deficit), September 30, 2020	(2,572,215)	(83,347)	(2,655,562)

Net income (loss)	(18,896)	(47)	(18,943)

Partners' capital (deficit), December 31, 2020	$(2,591,111)	$(83,394)	$(2,674,505)

	Assignees	General partner	Total
Series 47
Partners' capital (deficit) April 1, 2019	$(2,863,087)	$(84,076)	$(2,947,163)

Net income (loss)	(57,317)	(144)	(57,461)

Partners' capital (deficit), June 30, 2019	(2,920,404)	(84,220)	(3,004,624)

Net income (loss)	(84,295)	(211)	(84,506)

Partners' capital (deficit), September 30, 2019	(3,004,699)	(84,431)	(3,089,130)

Net income (loss)	(34,876)	(87)	(34,963)

Partners' capital (deficit), December 31, 2019	$(3,039,575)	$(84,518)	$(3,124,093)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2020	$(1,384,253)	$(54,359)	$(1,438,612)

Net income (loss)	2,511	6	2,517

Partners' capital (deficit), June 30, 2020	(1,381,742)	(54,353)	(1,436,095)

Net income (loss)	(32,361)	(81)	(32,442)

Partners' capital (deficit), September 30, 2020	(1,414,103)	(54,434)	(1,468,537)

Net income (loss)	17,543	44	17,587

Partners' capital (deficit), December 31, 2020	$(1,396,560)	$(54,390)	$(1,450,950)

	Assignees	General partner	Total
Series 48
Partners' capital (deficit) April 1, 2019	$(1,585,765)	$(54,864)	$(1,640,629)

Net income (loss)	(34,987)	(88)	(35,075)

Partners' capital (deficit), June 30, 2019	(1,620,752)	(54,952)	(1,675,704)

Net income (loss)	(61,935)	(155)	(62,090)

Partners' capital (deficit), September 30, 2019	(1,682,687)	(55,107)	(1,737,794)

Net income (loss)	124,069	311	124,380

Partners' capital (deficit), December 31, 2019	$(1,558,618)	$(54,796)	$(1,613,414)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
Nine Months Ended December 31, 2020 and 2019
(Unaudited)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(141,314)	(354)	(141,668)

Partners' capital (deficit), June 30, 2020	(3,399,584)	(142,588)	(3,542,172)

Net income (loss)	(40,543)	(102)	(40,645)

Partners' capital (deficit), September 30, 2020	(3,440,127)	(142,690)	(3,582,817)

Net income (loss)	(116,674)	(292)	(116,966)

Partners' capital (deficit), December 31, 2020	$(3,556,801)	$(142,982)	$(3,699,783)

	Assignees	General partner	Total
Series 49
Partners' capital (deficit) April 1, 2019	$(2,819,682)	$(141,135)	$(2,960,817)

Net income (loss)	(114,230)	(286)	(114,516)

Partners' capital (deficit), June 30, 2019	(2,933,912)	(141,421)	(3,075,333)

Net income (loss)	(150,927)	(379)	(151,306)

Partners' capital (deficit), September 30, 2019	(3,084,839)	(141,800)	(3,226,639)

Net income (loss)	(99,993)	(250)	(100,243)

Partners' capital (deficit), December 31, 2019	$(3,184,832)	$(142,050)	$(3,326,882)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(89,361)	$(515,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	(505,489)	(171,632)
Changes in assets and liabilities
Decrease in other assets	100,000	-
Increase (Decrease) in accounts payable and accrued expenses	(4,843)	6,500
Increase (Decrease) in accounts payable affiliates	(338,941)	686,173

Net cash provided by (used in) operating activities	(838,634)	5,261

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	505,489	171,632

Net cash provided by investing activities	505,489	171,632

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(333,145)	176,893

Cash and cash equivalents, beginning	1,220,750	707,501

Cash and cash equivalents, ending	$887,605	$884,394

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 47

	2020	2019
Cash flows from operating activities:

Net income (loss)	$222,256	$(176,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	(348,308)	(30,516)
Changes in assets and liabilities
Decrease in other assets	-	-
Increase (Decrease) in accounts payable and accrued expenses	(3,679)	3,250
Increase (Decrease) in accounts payable affiliates	(431,086)	187,956

Net cash provided by (used in) operating activities	(560,817)	(16,240)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	348,308	30,516

Net cash provided by investing activities	348,308	30,516

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(212,509)	14,276

Cash and cash equivalents, beginning	496,126	243,174

Cash and cash equivalents, ending	$283,617	$257,450

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 48

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(12,338)	$27,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	(61,500)	(141,116)
Changes in assets and liabilities
Decrease in other assets	-	-
Increase (Decrease) in accounts payable and accrued expenses	(500)	3,250
Increase (Decrease) in accounts payable affiliates	(156,460)	114,889

Net cash provided by (used in) operating activities	(230,798)	4,238

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	61,500	141,116

Net cash provided by investing activities	61,500	141,116

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(169,298)	145,354

Cash and cash equivalents, beginning	398,271	209,712

Cash and cash equivalents, ending	$228,973	$355,066

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31,
(Unaudited)

Series 49

	2020	2019
Cash flows from operating activities:

Net income (loss)	$(299,279)	$(366,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on sale of operating limited partnerships	(95,681)	-
Changes in assets and liabilities
Decrease in other assets	100,000	-
Increase (Decrease) in accounts payable and accrued expenses	(664)	-
Increase (Decrease) in accounts payable affiliates	248,605	383,328

Net cash provided by (used in) operating activities	(47,019)	17,263

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	95,681	-

Net cash provided by investing activities	95,681	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,662	17,263

Cash and cash equivalents, beginning	326,353	254,615

Cash and cash equivalents, ending	$375,015	$271,878

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2020
(Unaudited)

NOTE A – ORGANIZATION

BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.) (the "Fund") was organized under the laws of the State of Delaware as of October 15, 2003, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced John P. Manning as the sole manager of the Fund’s general partner, BF Garden Associates V L.L.C., a Delaware limited liability company formerly known as Boston Capital Associates V L.L.C., and became the sole member of the Fund’s general partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC V Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2020, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2020:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2020 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2020 and 2019, are as follows:

	2020	2019
Series 47	$26,724	$62,652
Series 48	12,291	37,219
Series 49	116,582	127,776
Total	$155,597	$227,647

The fund management fees paid for the nine months ended December 31, 2020 and 2019 are as follows:

	2020	2019
Series 47	$526,986	$-
Series 48	205,000	-
Series 49	122,450	-
Total	$854,436	$-

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2020 and 2019, the Fund had limited partnership interests in 28 and 42 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2020 and 2019 is as follows:

	2020	2019
Series 47	5	11
Series 48	2	7
Series 49	21	24
Total	28	42

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2020, the Fund disposed of five Operating Partnerships. A summary of the dispositions by Series for the period ended December 31, 2020 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition
Series 47	2	-	$348,308	$348,308
Series 48	2	-	61,500	61,500
Series 49	1	-	95,681	95,681
Total	5	-	$505,489	$505,489

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

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Partnership’s investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2020.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Total

	2020	2019
Revenues
Rental	$10,225,130	$13,029,622
Interest and other	426,587	255,197
	10,651,717	13,284,819

Expenses
Interest	1,297,562	1,869,529
Depreciation and amortization	2,568,725	3,381,025
Operating expenses	7,360,204	9,488,051
	11,226,491	14,738,605

NET INCOME (LOSS)	$(574,774)	$(1,453,786)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(569,026)	$(1,439,249)

Net Income (loss) allocated to other Partners	$(5,748)	$(14,537)

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS – CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 47

	2020	2019
Revenues
Rental	$1,911,282	$3,860,219
Interest and other	133,697	51,296
	2,044,979	3,911,515

Expenses
Interest	213,241	539,432
Depreciation and amortization	418,369	831,606
Operating expenses	1,414,733	2,886,400
	2,046,343	4,257,438

NET INCOME (LOSS)	$(1,364)	$(345,923)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(1,350)	$(342,464)

Net Income (loss) allocated to other Partners	$(14)	$(3,459)

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 48

	2020	2019
Revenues
Rental	$963,991	$1,714,786
Interest and other	18,614	28,443
	982,605	1,743,229

Expenses
Interest	90,030	214,581
Depreciation and amortization	182,393	425,126
Operating expenses	683,474	1,249,939
	955,897	1,889,646

NET INCOME (LOSS)	$26,708	$(146,417)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$26,441	$(144,953)

Net Income (loss) allocated to other Partners	$267	$(1,464)

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2020
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 49

	2020	2019
Revenues
Rental	$7,349,857	$7,454,617
Interest and other	274,276	175,458
	7,624,133	7,630,075

Expenses
Interest	994,291	1,115,516
Depreciation and amortization	1,967,963	2,124,293
Operating expenses	5,261,997	5,351,712
	8,224,251	8,591,521

NET INCOME (LOSS)	$(600,118)	$(961,446)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(594,117)	$(951,832)

Net Income (loss) allocated to other Partners	$(6,001)	$(9,614)

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2020
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

The COVID-19 pandemic as describe in Note G continues to be widespread globally and domestically in the United States. The Fund is not able to estimate the length or severity of the pandemic and its related financial impact to the Fund, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

BF Garden Tax Credit Fund V L.P., a Delaware limited partnership formerly known as Boston Capital Tax Credit Fund V L.P. (the “Fund”), was organized as of October 15, 2003 to invest as a limited partner in operating partnerships (the “Operating Partnerships”), each of which owns or leases and operates an apartment complex exclusively or partially for low- and moderate-income tenants. Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced John P. Manning as the sole manager of the Fund’s general partner, BF Garden Associates V L.L.C., a Delaware limited liability company formerly known as Boston Capital Associates V L.L.C., and became the sole member of the Fund’s General Partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC V Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2020 were $155,597 and total fund management fees accrued as of December 31, 2020 were $8,714,653. During the quarter ended December 31, 2020, $666,489 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2020.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 10 of the Operating Partnerships and 5 remain.

During the quarter ended December 31, 2020, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

During the quarter ended December 31, 2020, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 3 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2020, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2020. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2020, the Fund held limited partnership interests in 28 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the original general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner, in an annual fund management fee of.5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2020 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 47	$26,724	$-	$26,724
Series 48	14,091	1,800	12,291
Series 49	122,577	5,995	116,582
	$163,392	$7,795	$155,597

	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 47	$95,900	$5,250	$90,650
Series 48	48,540	6,750	41,790
Series 49	371,055	22,071	348,984
	$515,495	$34,071	$481,424

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 5 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 47 reflects a net loss from Operating Partnerships of $(1,364) and $(345,923), respectively, which includes depreciation and amortization of $418,369 and $831,606, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019. In January 2020, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $16,230 and $16,230 for Series 47 and Series 48, respectively, which was returned to the cash reserves.

In March 2020, the investment general partner transferred it interest in Coleman Fountainhead Limited Partnership, with cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

In February 2020, the operating general partner of Countrybrook Champaign Limited Partnership entered into an agreement to sell the property, with cash proceeds to the investment partnerships of $184,857 and $9,590 for Series 47 and Series 49, respectively. Of the total proceeds received by the investment partnerships, $6,179 and $321 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $178,678 and $9,269 for Series 47 and Series 49, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $178,678, and $9,269 for Series 47 and Series 49, respectively, as of March 31, 2020. The Operating Partnership received additional proceeds in the amount of $7,690, and $399 for Series 47 and Series 49, respectively, as of December 31, 2020.

In March 2020, the investment general partner transferred its interest in Hillsboro Fountainhead, Limited Partnership, with cash proceeds to the investment partnership of $43,200. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $40,700 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $40,700 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Park Plaza Village Limited Partnership, with cash proceeds to the investment partnership of $14,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,500 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of March 31, 2020.

In July 2020, the investment general partners transferred their respective interests in Marble Falls Vistas Apartments, Limited Partnership, with cash proceeds to the investment partnerships of $332,681 and $97,319 for Series 47 and Series 49, respectively. Of the total proceeds received, $6,963 and $2,037 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $325,718 and $95,282 were returned to cash reserves held by Series 47 and Series 49, respectively. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $325,718 and $95,282 for Series 47 and Series 49, respectively as of December 31, 2020.

In September 2020, the investment general partner transferred its interest Marion Apartments – Osceola Limited Partnership, with cash proceeds to the investment partnership of $17,400 of the total proceeds received, $2,500 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,900 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $14,900 as of December 31, 2020.

Series 48

As of December 31, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 2 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 48 reflects a net income (loss) from Operating Partnerships of $26,708 and $(146,417), respectively, which includes depreciation and amortization of $182,393 and $425,126, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In October 2019, the investment general partner transferred its interest in Wyndham-Emporia Partners, Limited Partnership, with cash proceeds to the investment partnership of $140,000. Of the total proceeds received, $22,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $110,600 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $110,600 as of December 31, 2019.

In November 2019, the operating general partner of The Masters Apartments, Limited Partnership entered into an agreement to sell the property, with cash proceeds to the investment partnerships of $33,766 and $33,766 for Series 47 and Series 48, respectively. Of the total proceeds received by the investment partnerships, $3,250 and $3,250 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $30,516 and $30,516 for Series 47 and Series 48, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $30,516, and $30,516 for Series 47 and Series 48, respectively, as of December 31, 2019. In January 2020, the investment partnership received its share of the final reconciliation of the Operating Partnership’s cash in the amount of $16,230 and $16,230 for Series 47 and Series 48, respectively, which was returned to the cash reserves.

In March 2020, the investment general partner transferred it interest in Coleman Fountainhead Limited Partnership, with cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Colusa Avenue Apartments, A CA Limited Partnership, with cash proceeds to the investment partnership of $28,500. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $26,000 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $26,000 as of March 31, 2020.

In March 2020, the investment general partner transferred its interest in Starlite Village, Limited, with cash proceeds to the investment partnership of $150,000. Of the total proceeds received, $6,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $143,500 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $143,500 as of March 31, 2020.

In June 2020, the investment general partner transferred its interest in P.D.C. Sixty Limited Partnership, with cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $6,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,500 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,500 as of June 30, 2020.

In November 2020, the investment general partner transferred its interest in Umatilla Links Associates Limited Partnership, with cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $2,000 will be paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,000 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $28,000 as of December 31, 2020.

Series 49

As of December 31, 2020 and 2019, the average Qualified Occupancy was 100%. The series had a total of 21 properties at December 31, 2020, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2020 and 2019, Series 49 reflects a net loss from Operating Partnerships of $(600,118) and $(961,446), respectively, which includes depreciation and amortization of $1,967,963 and $2,124,293, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In February 2020, the operating general partner of Countrybrook Champaign Limited Partnership entered into an agreement to sell the property, with cash proceeds to the investment partnerships of $184,857 and $9,590 for Series 47 and Series 49, respectively. Of the total proceeds received by the investment partnerships, $6,179 and $321 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $178,678 and $9,269 for Series 47 and Series 49, respectively, will be returned to cash reserves. A gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $178,678, and $9,269 for Series 47 and Series 49, respectively, as of March 31, 2020. The Operating Partnership received additional proceeds in the amount of $7,690, and $399 for Series 47 and Series 49, respectively, as of December 31, 2020.

In March 2020, the investment general partner transferred its interest in Meadow Glen Apartments, Limited Partnership, with cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,500 were returned to cash reserves held by Series 49. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $17,500 as of March 31, 2020.

In July 2020, the investment general partners transferred their respective interests in Marble Falls Vistas Apartments, Limited Partnership, with cash proceeds to the investment partnerships of $332,681 and $97,319 for Series 47 and Series 49, respectively. Of the total proceeds received, $6,963 and $2,037 for Series 47 and Series 49, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $325,718 and $95,282 were returned to cash reserves held by Series 47 and Series 49, respectively. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $325,718 and $95,282 for Series 47 and Series 49, respectively as of December 31, 2020.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2016-2020. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner’s personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner’s operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Linden–Bartlesville Partners, L.P.

Linden–Shawnee Partners, L.P.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Corporate Investment Holdings, Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were effective to ensure that information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

(b)	Changes in Internal Controls

There were no changes in the Fund’s or any Series' internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the Fund’s or any Series' internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

3.1 Certificate of Amendment to the Certificate of Limited Partnership of BF Garden Tax Credit Fund V L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2020).

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner
		By:	Corporate Investment Holdings, Inc., its Manager

Date: February 12, 2021			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 12, 2021	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

February 12, 2021	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.