Form 10-K
period 2021-03-31
BF Garden Tax Credit Fund V L.P.
filed 2021-06-28
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

BF GARDEN TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2021

TABLE OF CONTENTS

PART I

PART I

Item 1.	Business

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of March 31, 2021, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of March 31, 2021 the Fund had invested in 4 Operating Partnerships on behalf of Series 47; 2 Operating Partnerships on behalf of Series 48; and 17 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 23 Operating Partnerships in three series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

BF Garden Tax Credit Fund V L.P. - Series 47

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Dawn Springs Villa Apartments	London, KY	24	$357,152	05 /05	10/05	100%	$591,815

La Maison Apartments	Lake Charles, LA	78	2,075,334	06/04	12/04	100%	2,339,767

Mayfair Park Apartments	Houston, TX	178	7,934,482	03/04	07/05	100%	2,383,449

Sandpiper Apartments	Carrollton, AL	52	1,015,033	04/04	11/04	100%	1,819,982

BF Garden Tax Credit Fund V L.P. - Series 48

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Contempo Apartments	Hammond, LA	48	$1,384,495	08/04	08/05	100%	$587,485

Mayfair Park Apartments	Houston, TX	178	7,934,482	03/04	07/05	100%	2,383,449

BF Garden Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2021

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
Bahia Palms Apartments	Laguna Vista, TX	64	$1,183,146	02/05	07/06	100%	$986,602

Briarwood Apartments	Kaufman, TX	48	1,351,183	02/05	12/06	100%	1,336,743

Bristol Apartments	Houston, TX	248	10,177,374	05/04	11/05	100%	6,805,870

Chester Townhouses	Columbia, SC	62	1,577,682	03/06	11/06	100%	566,943

Columbia Senior Residences at MT. Pleasant	Atlanta, GA	78	1,388,024	12/05	06/07	100%	6,162,028

La Mirage Villas Apartments	Perryton, TX	48	1,395,495	02/05	12/06	100%	1,367,398

Linda Villa Apartments	Shepherdsville, KY	32	717,459	5/05	10/05	100%	1,645,392

Linden’s Apartments	Shawnee, OK	54	990,022	12/04	02/06	100%	462,455

BF Garden Tax Credit Fund V L.P. - Series 49

PROPERTY PROFILE AS OF MARCH 31, 2021

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/20	Acq Date	Const Comp	Qualified Occupancy 3/31/21	Cap Con paid thru 3/31/21
RenaissanceVillage	Bowling Green, KY	34	$463,435	05/05	05/06	100%	$2,828,268

Richwood Apartments	Ash Flat, AR	25	1,137,764	12/05	08/06	100%	810,134

Ridgeview Terrace Apartments	Mount Vernon, WA	80	3,350,609	01/05	08/05	100%	1,768,991

Rosehill Senior Apartments Phase II	Topeka, KS	36	2,141,917	08/04	04/05	100%	2,550,156

Rosewood Apartments	Lenexa, KS	144	6,528,267	12/05	07/06	100%	4,383,214

The Gardens of Athens	Athens, TX	32	1,316,322	01/05	12/05	100%	1,933,414

The Linden's Apartments	Bartesville,OK	54	861,466	05/05	06/06	100%	3,588,667

Union Square Apartments	Junction City, LA	32	852,942	02/05	09/05	100%	733,891

Vista Hermosa Apartments	Eagle Pass TX	20	353,926	06/05	09/06	100%	479,965

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item	5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2021, the Fund has 5,191 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,556 investors holding 3,478,334 BACs, Series 48 consists of 1,030 investors holding 2,299,372 BACs and Series 49 consists of 2,605 investors holding 6,000,000 BACs at March 31, 2021.

	(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2021.

The Fund Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits, losses and credits among BAC holders are made in proportion to the number of BACs held by each BAC Holder.

Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate, or sooner. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2021 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2021, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2021, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. As of March 31, 2021, 11 of the properties has been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2021, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2021, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. As of March 31, 2021, 9 of the properties has been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2021, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2021, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. As of March 31, 2021, 7 of the properties has been disposed of and 17 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101 as of March 31, 2021. The remaining contributions of $101 will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2021 and 2020, was $619,730, and $783,807, respectively.

The Fund's investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties as of March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $(307,526) and $(817,953), respectively in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Partnerships for Series 47 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received.

For the years ended March 31, 2021 and 2020, net income (loss) of the series was $969,566 and $50,402, respectively. The major components of the current year amount were the gain on sale of the operating limited partnerships and partnership management fees.

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

In March 2020, the investment general partner transferred its interest in Coleman Fountainhead Limited Partnership, with cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

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

In September 2020, the investment general partner transferred its interest Marion Apartments – Osceola Limited Partnership, with cash proceeds to the investment partnership of $17,400 of the total proceeds received, $2,500 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,900 were returned to cash reserves held by Series 47. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $14,900 as of December 31, 2020.

In March 2021, the investment general partner transferred its interest in Parkland Manor Apartments Limited, with cash proceeds to the investment partnership of $749,963. These proceeds were returned to cash reserves held by Series 47 and recorded as a gain on transfer as of March 31, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Carrollton II Housing, LTD

Pecan Acres Limited Partnership I

(Series 48). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties as of March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $311,564 and $(1,584,206), respectively in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Partnerships for Series 48 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $(15,857) and $202,017, respectively. The major components of the current year amount were the gain on sale of the operating limited partnerships and partnership management fees.

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

In March 2020, the investment general partner transferred its interest in Coleman Fountainhead Limited Partnership, with cash proceeds to the investment partnerships of $20,913 and $687 for Series 47 and Series 48, respectively. Of the total proceeds received, $2,421 and $79 for Series 47 and Series 48, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,492 and $608 for Series 47 and Series 48, respectively, were returned to cash reserves. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,492, and $608 for Series 47 and Series 48, respectively, as of March 31, 2020.

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

In November 2020, the investment general partner transferred its interest in Umatilla Links Associates Limited Partnership, with cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $2,000 was paid for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,000 were returned to cash reserves held by Series 48. A gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $28,000 as of December 31, 2020.

(Series 49). As of March 31, 2021 and 2020, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties as of March 31, 2021, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2020 and 2019, the series, in total, generated $(1,812,409) and $(1,326,959), respectively in passive income tax (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2021 and 2020, Investments in Operating Partnerships for Series 49 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received.

For the years ended March 31, 2021 and 2020, the net income (loss) of the series was $(148,619) and $(439,687), respectively. The major components of the current year amount were the gain on sale of the operating limited partnerships and partnership management fees.

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

In March 2021, the investment general partner of BF Garden Tax Credit Fund IV - Series 44 and Series 49 transferred their respective interest in Post Oak East Apartments, L.P., with cash proceeds to the investment partnership of $715,894 and $210,826, for Series 44 and Series 49, respectively. Of the total proceeds received by the investment partnership, $20,664 and $6,082, for Series 44 and Series 49, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $695,230 and $204,744, for Series 44 and Series 49, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

In March 2021, the investment general partner transferred its interest in Garden Grace Limited, with cash proceeds to the investment partnership of $10,000. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of March 31, 2021.

In March 2021, the investment general partner transferred its interest in Rural Housing Partners of Mauston Limited Partnership, with cash proceeds to the investment partnership of $11,549. From these proceeds $1,407 was applied to advances outstanding, and the remaining proceeds of $10,142 were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of March 31, 2021.

In March 2021, the investment general partner transferred its interest in Rural Housing Partners of Kewaunee Limited Partnership, with cash proceeds to the investment partnership of $19,949. From these proceeds $2,341 was applied to advances outstanding, and the remaining proceeds of $17,608 were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of March 31, 2021.

Rosewood Place, L.L.C. (Rosewood Senior) is a 144-unit apartment development for seniors located in Lenexa, Kansas. The property operated above breakeven during 2016-2021. The investment general partner continues to monitor the personal Chapter 7 bankruptcy of the principal of the operating general partner and receives verbal updates from the bankruptcy trustee on the status and progress on the liquidation of the operating general partner’s personal assets, including the eventual sale of his operating general partner interest in the subject Operating Partnership. Although the operating general partner’s operating deficit guarantee has not expired, it has no ability to honor this guarantee due to aforementioned personal bankruptcy filing by its principal. The 15-year low income tax credit compliance period with respect to Rosewood Place, L.L.C. expires on December 31, 2021.

Perryton Fountainhead, L.P. (La Mirage Village Apartments) is a 48-unit property located in Perryton, TX. Operations were below breakeven in 2020 due to low occupancy and elevated operating expenses. Occupancy as of March 31, 2021 was 81%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Perryton Fountainhead, L.P. expires on December 31, 2021.

Kaufman Fountainhead, L.P. (Briarwood Apartments) is a 48-unit property located in Kaufman, TX. Operations were above breakeven in 2021, and occupancy as of March 31, 2021 was 83%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Perryton Fountainhead, L.P. expires on December 31, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Linden - Shawnee Partners, Limited Partnership

The Gardens of Athens, L.P.

Maverick Fountainhead, L.P.

Linden - Bartlesville Partners, Limited Partnership

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

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

	(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Corporate Investment Holdings Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were effective to ensure that the information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Fund’s management, including the Fund’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s and each series' internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2021 with respect to each series individually, as well as the Fund as a whole.

	(c)	Changes in Internal Controls
There were no changes in the Fund’s or any Series' internal controls over financial reporting that occurred during the year ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series' internal controls over financial reporting.

	(d)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Annual Report on Form 10-K, are applicable to each series individually and the Fund as a whole.

Item 9B.		Other Information

Not Applicable

Item 9C.		Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Fund

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own. The following biographical information is presented for the Corporate Investment Holdings, Inc., as the sole manager and sole member of the general partner and affiliates of such parties with principal responsibility for the Fund's affairs.

Gregory Voyentzie, age 51, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 26 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm's Investment Committee since 2005.

Marie Reynolds, age 54, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 25 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)	The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The general partner of the Fund, BF Garden Associates V L.L.C., has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of Corporate Investment Holdings, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to the registrant at c/o Boston Financial Investment Management, LP, Attention: Investor Services Group, 101 Arch Street, 13th Floor, Boston, Massachusetts 02110.

Item 11.	Executive Compensation
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2020 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, was accrued or paid to Boston Capital Asset Management Limited Partnership, a former affiliate of the general partner. As part of the sale disclosed the fund management fee is now payable to BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner. The annual fund management fees charged to operations for the year ended March 31, 2021 was $619,730.

2. The Fund has reimbursed former affiliates of the general partner a total of $42,725 for amounts charged to operations during the year ended March 31, 2021. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.		Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2021, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 47 6.17%
Series 48 6.94%
Series 49 5.65%

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2021.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.		Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2021 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$18,509	$17,159	$22,032
(2)	Audit Related Fees	-	-	-
(3)	Tax Fees	6,270	5,508	9,318
(4)	All Other Fees	2,363	1,889	3,331

	Total	$27,142	$24,556	$34,681

Fees paid to the Fund’s independent auditors for fiscal year 2020 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$17,750	$16,401	$23,149
(2)	Audit Related Fees	-	-	-
(3)	Tax Fees	6,346	5,605	9,063
(4)	All Other Fees	937	937	936

	Total	$25,033	$22,943	$33,148

(5)	Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Corporate Investment Holdings, Inc.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) 1 & 2	Financial Statements; Filed herein as Exhibit 13

BF Garden Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm
Balance Sheets, March 31, 2021 and 2020
Statements of Operations for the years ended March 31, 2021 and 2020
Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2021 and 2020
Statements of Cash Flows for the years ended March 31, 2021 and 2020
Notes to Financial Statements, March 31, 2021 and 2020

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organizational Documents.

a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (now known as BF Garden Tax Credit Fund V L.P.) (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

https://www.sec.gov/Archives/edgar/data/1267425/000104746903034022/a2120679zex-3.txt

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P. (now known as BF Garden Tax Credit Fund V L.P.) (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003.)

https://www.sec.gov/Archives/edgar/data/1267425/000104746903034022/a2120679zs-11.txt

b.	First Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P (now known as BF Garden Tax Credit Fund V L.P.) (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018.)

https://www.sec.gov/Archives/edgar/data/1267425/000153442418000145/ex4-1.htm

c.	The Second Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund V L.P (now known as BF Garden Tax Credit Fund V L.P.) (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2019).

https://www.sec.gov/Archives/edgar/data/1267425/000114420419027926/tv522253_ex4-1.htm

d.	3.1 Certificate of Amendment to the Certificate of Limited Partnership of BF Garden Tax Credit Fund V L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 2020).

https://www.sec.gov/Archives/edgar/data/1267425/000110465920136163/tm2038683d1_ex3-1.htm

e.	Description of Securities; Filed herein.

Exhibit No. 10 - Material Contracts.

a.	Beneficial Assignee Certificate (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 333-109898 on Form S-11 as filed with the Securities and Exchange Commission on October 22, 2003).

https://www.sec.gov/Archives/edgar/data/1267425/000104746903034022/a2120679zex-10_a.txt

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of BF Garden Tax Credit Fund V L.P.; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of New Chester Townhouses, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

https://www.sec.gov/Archives/edgar/data/1267425/000126742506000009/newchestertownhousesp1.htm

b.	Agreement of Limited Partnership of Bristol Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

https://www.sec.gov/Archives/edgar/data/1267425/000126742506000006/bristolapartments.htm

c.	Agreement of Limited Partnership of Linden-Shawnee Partners (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

https://www.sec.gov/Archives/edgar/data/1267425/000126742506000003/lindenshawnee.htm

d.	Agreement of Limited Partnership of Linda Villas, Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

https://www.sec.gov/Archives/edgar/data/1267425/000126742506000008/lindavilla.htm

e.	Agreement of Limited Partnership of Richwood Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

https://www.sec.gov/Archives/edgar/data/1267425/000126742506000005/richwoodapartments.htm

f.	Agreement of Limited Partnership of Perryton Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2006).

https://www.sec.gov/Archives/edgar/data/1267425/000126742506000010/lamiragevillas.htm

g.	Agreement of Limited Partnership of Mayfair Park, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000010/mayfairparkb58k.htm

h.	Agreement of Limited Partnership of Carrollton Housing II LTD, (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000013/carrolltonhousingiib58k.htm

i.	Agreement of Limited Partnership of Cameron Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000020/cameronfountainheadb58k.htm

j.	Agreement of Limited Partnership of Columbia Blackshear, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000021/columbiablackshearb58k.htm

k.	Agreement of Limited Partnership of Kaufman Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000023/kaufmanfountainheadb58k.htm

l.	Agreement of Limited Partnership of Maverick Fountainhead, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 3, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000025/maverickfountainheadb58k.htm

m.	Agreement of Limited Partnership of Dawn Springs Villas, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 5, 2007).

https://www.sec.gov/Archives/edgar/data/1267425/000126742507000027/dawnspringsvillab58k.htm

Exhibit No. 31 Certification 302

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herein

Exhibit No. 101
The following materials from the BF Garden Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P. By: BF Garden Associates V L.L.C., its General Partner By: Corporate Investment Holdings, Inc., its Manager

Date: June 28, 2021	By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 28, 2021	/s/ Gregory Voyentzie	President (Principal Executive Officer),
	Gregory Voyentzie	Corporate Investment Holdings, Inc.

June 28, 2021	/s/ Marie Reynolds	Treasurer (Principal Accounting and
	Marie Reynolds	Financial Officer), Corporate Investment Holdings, Inc.