Form 10-Q
period 2021-06-30
BF Garden Tax Credit Fund V L.P.
filed 2021-08-12
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

Yes ⌧	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ⌧	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻	No ☒

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2021	2021

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	946,120	1,940,668
Other assets	8,625	4,493
	$954,745	$1,945,161

LIABILITIES

Accounts payable and accrued expenses	$—	$40
Accounts payable affiliates (Note C)	7,755,709	8,875,807
Capital contributions payable	101	101
	7,755,810	8,875,948

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of June 30, 2021 and March 31, 2021.	(6,522,858)	(6,652,256)
General Partner	(278,207)	(278,531)
	(6,801,065)	(6,930,787)
	$954,745	$1,945,161

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30,	March 31,
	2021	2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	297,337	1,054,904
Other assets	141	285
	$297,478	$1,055,189

LIABILITIES

Accounts payable and accrued expenses	$—	$38
Accounts payable affiliates (Note C)	2,241,426	2,982,346
Capital contributions payable	—	—
	2,241,426	2,982,384

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of June 30, 2021 and March 31, 2021.	(1,862,380)	(1,845,669)
General Partner	(81,568)	(81,526)
	(1,943,948)	(1,927,195)
	$297,478	$1,055,189

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	229,232	235,196
Other assets	74	111
	$229,306	$235,307

LIABILITIES

Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,701,630	1,689,776
Capital contributions payable	—	—
	1,701,630	1,689,776

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of June 30, 2021 and March 31, 2021.	(1,417,880)	(1,400,070)
General Partner	(54,444)	(54,399)
	(1,472,324)	(1,454,469)
	$229,306	$235,307

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	419,551	650,568
Other assets	8,410	4,097
	$427,961	$654,665

LIABILITIES

Accounts payable and accrued expenses	$—	$2
Accounts payable affiliates (Note C)	3,812,653	4,203,685
Capital contributions payable	101	101
	3,812,754	4,203,788

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of June 30, 2021 and March 31, 2021.	(3,242,598)	(3,406,517)
General Partner	(142,195)	(142,606)
	(3,384,793)	(3,549,123)
	$427,961	$654,665

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2021	2020

Income
Interest income	$217	$1,987
Other income	40,023	—
	40,240	1,987

Gain on sale of operating limited partnerships	261,937	33,500

Expenses
Professional fees	10,100	24,499
Fund management fee, net (Note C)	134,901	181,740
General and administrative expenses	27,454	19,121
	172,455	225,360

NET INCOME (LOSS)	$129,722	$(189,873)

Net income (loss) allocated to assignees	$129,398	$(189,398)

Net income (loss) allocated to general partner	$324	$(475)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 47

	2021	2020

Income
Interest income	$70	$596
Other income	813	—
	883	596

Gain on sale of operating limited partnerships	12,249	—

Expenses
Professional fees	3,367	7,595
Fund management fee, net (Note C)	20,067	37,431
General and administrative expenses	6,451	6,292
	29,885	51,318

NET INCOME (LOSS)	$(16,753)	$(50,722)

Net income (loss) allocated to assignees	$(16,711)	$(50,595)

Net income (loss) allocated to general partner	$(42)	$(127)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 48

	2021	2020

Income
Interest income	$54	$787
Other income	813	—
	867	787

Gain on sale of operating limited partnerships	—	33,500

Expenses
Professional fees	3,367	7,025
Fund management fee, net (Note C)	11,854	19,239
General and administrative expenses	3,501	5,506
	18,722	31,770

NET INCOME (LOSS)	$(17,855)	$2,517

Net income (loss) allocated to assignees	$(17,810)	$2,511

Net income (loss) allocated to general partner	$(45)	$6

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 49

	2021	2020

Income
Interest income	$93	$604
Other income	38,397	—
	38,490	604

Gain on sale of operating limited partnerships	249,688	—

Expenses
Professional fees	3,366	9,879
Fund management fee, net (Note C)	102,980	125,070
General and administrative expenses	17,502	7,323
	123,848	142,272

NET INCOME (LOSS)	$164,330	$(141,668)

Net income (loss) allocated to assignees	$163,919	$(141,314)

Net income (loss) allocated to general partner	$411	$(354)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(6,652,256)	$(278,531)	$(6,930,787)

Net income (loss)	129,398	324	129,722

Partners' capital (deficit), June 30, 2021	$(6,522,858)	$(278,207)	$(6,801,065)

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	(189,398)	(475)	(189,873)

Partners' capital (deficit), June 30, 2020	$(7,644,732)	$(281,018)	$(7,925,750)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2021	$(1,845,669)	$(81,526)	$(1,927,195)

Net income (loss)	(16,711)	(42)	(16,753)

Partners’ capital (deficit), June 30, 2021	$(1,862,380)	$(81,568)	$(1,943,948)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2020	$(2,812,811)	$(83,950)	$(2,896,761)

Net income (loss)	(50,595)	(127)	(50,722)

Partners’ capital (deficit), June 30, 2020	$(2,863,406)	$(84,077)	$(2,947,483)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2021	$(1,400,070)	$(54,399)	$(1,454,469)

Net income (loss)	(17,810)	(45)	(17,855)

Partners’ capital (deficit), June 30, 2021	$(1,417,880)	$(54,444)	$(1,472,324)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2020	$(1,384,253)	$(54,359)	$(1,438,612)

Net income (loss)	2,511	6	2,517

Partners’ capital (deficit), June 30, 2020	$(1,381,742)	$(54,353)	$(1,436,095)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2021	$(3,406,517)	$(142,606)	$(3,549,123)

Net income (loss)	163,919	411	164,330

Partners’ capital (deficit), June 30, 2021	$(3,242,598)	$(142,195)	$(3,384,793)

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(141,314)	(354)	(141,668)

Partners’ capital (deficit), June 30, 2020	$(3,399,584)	$(142,588)	$(3,542,172)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:

Net income (loss)	$129,722	$(189,873)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(261,937)	(33,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	(4,132)	—
Increase (Decrease) in accounts payable and accrued expenses	(40)	(2,500)
Increase (Decrease) in accounts payable affiliates	(1,120,098)	(6,207)

Net cash used in operating activities	(1,256,485)	(232,080)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	261,937	33,500

Net cash provided by investing activities	261,937	33,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(994,548)	(198,580)

Cash and cash equivalents, beginning	1,940,668	1,220,750

Cash and cash equivalents, ending	$946,120	$1,022,170

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 47

	2021	2020
Cash flows from operating activities:

Net income (loss)	$(16,753)	$(50,722)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(12,249)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	144	—
Increase (Decrease) in accounts payable and accrued expenses	(38)	(6,179)
Increase (Decrease) in accounts payable affiliates	(740,920)	(141,247)

Net cash used in operating activities	(769,816)	(198,148)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	12,249	—

Net cash provided by investing activities	12,249	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(757,567)	(198,148)

Cash and cash equivalents, beginning	1,054,904	496,126

Cash and cash equivalents, ending	$297,337	$297,978

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 48

	2021	2020
Cash flows from operating activities:

Net income (loss)	$(17,855)	$2,517
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(33,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	37	—
Increase (Decrease) in accounts payable and accrued expenses	—	4,000
Increase (Decrease) in accounts payable affiliates	11,854	19,239

Net cash used in operating activities	(5,964)	(7,744)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	33,500

Net cash provided by investing activities	—	33,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,964)	25,756

Cash and cash equivalents, beginning	235,196	398,271

Cash and cash equivalents, ending	$229,232	$424,027

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 49

	2021	2020
Cash flows from operating activities:

Net income (loss)	$164,330	$(141,668)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(249,688)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(4,313)	—
Increase (Decrease) in accounts payable and accrued expenses	(2)	(321)
Increase (Decrease) in accounts payable affiliates	(391,032)	115,801

Net cash used in operating activities	(480,705)	(26,188)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	249,688	—

Net cash provided by investing activities	249,688	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(231,017)	(26,188)

Cash and cash equivalents, beginning	650,568	326,353

Cash and cash equivalents, ending	$419,551	$300,165

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE A - ORGANIZATION

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2021, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2021:

Series	Closing Date	BACs Sold	Equity Raised

Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2021 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES – (continued)

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2021 and 2020, are as follows:

	2021	2020

Series 47	$20,067	$37,431
Series 48	11,854	19,239
Series 49	102,980	125,070
Total	$134,901	$181,740

The fund management fees paid for the three months ended June 30, 2021 and 2020 are as follows:

	2021	2020

Series 47	$760,987	$178,678
Series 48	—	—
Series 49	495,012	9,269
Total	$1,255,999	$187,947

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2021 and 2020, the Fund had limited partnership interests in 20 and 32 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2021 and 2020 is as follows:

	2021	2020

Series 47	3	7
Series 48	2	3
Series 49	15	22
Total	20	32

Under the terms of the Partnership's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the three months ended June 30, 2021, the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for the period ended June 30, 2021 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain/ (Loss) on
	Transferred	Partnership	Disposition	Disposition

Series 47	1	—	$12,249	$12,249
Series 48	—	—	—	—
Series 49	2	—	249,688	249,688
Total	3	—	$261,937	$261,937

During the three months ended June 30, 2020, the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for the period ended June 30, 2020 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain/ (Loss) on
	Transferred	Partnership	Disposition	Disposition

Series 47	—	—	$—	$—
Series 48	1	—	33,500	33,500
Series 49	—	—	—	—
Total	1	—	$33,500	$33,500

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2021.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Total

	2021	2020

Revenues
Rental	$2,818,744	$3,702,000
Interest and other	50,673	149,390
	2,869,417	3,851,390

Expenses
Interest	315,640	472,396
Depreciation and amortization	666,976	927,952
Operating expenses	1,958,072	2,647,715
	2,940,688	4,048,063

NET INCOME (LOSS)	$(71,271)	$(196,673)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(70,558)	$(194,706)

Net Income (loss) allocated to other Partners	$(713)	$(1,967)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 47

	2021	2020

Revenues
Rental	$459,664	$818,236
Interest and other	3,975	49,939
	463,639	868,175

Expenses
Interest	51,274	94,716
Depreciation and amortization	96,489	182,206
Operating expenses	326,447	591,930
	474,210	868,852

NET INCOME (LOSS)	$(10,571)	$(677)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(10,465)	$(670)

Net Income (loss) allocated to other Partners	$(106)	$(7)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 48

	2021	2020

Revenues
Rental	$321,228	$374,599
Interest and other	5,235	6,244
	326,463	380,843

Expenses
Interest	18,605	38,392
Depreciation and amortization	61,109	75,208
Operating expenses	226,119	267,397
	305,833	380,997

NET INCOME (LOSS)	$20,630	$(154)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$20,424	$(152)

Net Income (loss) allocated to other Partners	$206	$(2)

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

June 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 49

	2021	2020

Revenues
Rental	$2,037,852	$2,509,165
Interest and other	41,463	93,207
	2,079,315	2,602,372

Expenses
Interest	245,761	339,288
Depreciation and amortization	509,378	670,538
Operating expenses	1,405,506	1,788,388
	2,160,645	2,798,214

NET INCOME (LOSS)	$(81,330)	$(195,842)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(80,517)	$(193,884)

Net Income (loss) allocated to other Partners	$(813)	$(1,958)

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

June 30, 2021

(Unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2021 were $135,901 and total fund management fees accrued as of June 30, 2021 were $7,755,709. During the quarter ended June 30, 2021, $1,255,999 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC Holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2021.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 12 of the Operating Partnerships and 3 remain.

During the quarter ended June 30, 2021, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

During the quarter ended June 30, 2021, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 9 of the Operating Partnerships and 15 remain.

During the quarter ended June 30, 2021, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2021. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2021, the Fund held limited partnership interests in 20 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2021 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$20,067	$—	$20,067
Series 48	11,854	—	11,854
Series 49	103,980	1,000	102,980
	$135,901	$1,000	$134,901

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 3 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 47 reflects a net loss from Operating Partnerships of $(10,571) and $(677), respectively, which includes depreciation and amortization of $96,489 and $182,206, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2021, the investment general partner of BF Garden Tax Credit Fund IV - Series 45 and Series 47 transferred their respective interest in Dawn Springs Villa LP, L.P., with cash proceeds to the investment partnership of $22,749 and $12,249, for Series 45 and Series 47, respectively. These proceeds of $22,749 and $12,249, for Series 45 and Series 47, respectively, were returned to cash reserves and recorded as a gain on sale as of June 30, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Carrollton II Housing, LTD

Pecan Acres Limited Partnership I

Series 48

As of June 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 2 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 48 reflects a net income (loss) from Operating Partnerships of $20,630 and $(154), respectively, which includes depreciation and amortization of $61,109 and $75,208, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 49

As of June 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 15 properties at June 30, 2021, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2021 and 2020, Series 49 reflects a net loss from Operating Partnerships of $(81,330) and $(195,842), respectively, which includes depreciation and amortization of $509,378 and $670,538, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2021, the investment general partner transferred its interest in Linda Villa Apartment, with cash proceeds to the investment partnership of $205,990. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of June 30, 2021.

In June 2021, the investment general partner transferred its interest in Renaissance Village, with cash proceeds to the investment partnership of $43,698. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of June 30, 2021.

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

Perryton Fountainhead, L.P. (La Mirage Village Apartments) is a 48-unit property located in Perryton, TX. Operations were below breakeven in 2020 due to low occupancy and elevated operating expenses. Occupancy as of June 30, 2021 was 75%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Perryton Fountainhead, L.P. expires on December 31, 2021.

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

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any Series' internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any Series' internal controls over financial reporting.

(c)Certifications

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner

		By:	Corporate Investment Holdings, Inc., its Manager

Date: August 12, 2021			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 12, 2021	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

August 12, 2021	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.