Form 10-Q
period 2021-09-30
BF Garden Tax Credit Fund V L.P.
filed 2021-11-10
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2021	2021

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	923,699	1,940,668
Other assets	8,069	4,493
	$931,768	$1,945,161

LIABILITIES

Accounts payable and accrued expenses	$—	$40
Accounts payable affiliates (Note C)	7,882,558	8,875,807
Capital contributions payable	101	101
	7,882,659	8,875,948

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of September 30, 2021 and March 31, 2021.	(6,672,310)	(6,652,256)
General Partner	(278,581)	(278,531)
	(6,950,891)	(6,930,787)
	$931,768	$1,945,161

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30,	March 31,
	2021	2020
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	277,632	1,054,904
Other assets	63	285
	$277,695	$1,055,189

LIABILITIES

Accounts payable and accrued expenses	$—	$38
Accounts payable affiliates (Note C)	2,260,490	2,982,346
Capital contributions payable	—	—
	2,260,490	2,982,384

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of September 30, 2021 and March 31, 2021.	(1,901,130)	(1,845,669)
General Partner	(81,665)	(81,526)
	(1,982,795)	(1,927,195)
	$277,695	$1,055,189

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	216,208	235,196
Other assets	38	111
	$216,246	$235,307

LIABILITIES

Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,713,484	1,689,776
Capital contributions payable	—	—
	1,713,484	1,689,776

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of September 30, 2021 and March 31, 2021.	(1,442,732)	(1,400,070)
General Partner	(54,506)	(54,399)
	(1,497,238)	(1,454,469)
	$216,246	$235,307

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	429,859	650,568
Other assets	7,968	4,097
	$437,827	$654,665

LIABILITIES

Accounts payable and accrued expenses	$—	$2
Accounts payable affiliates (Note C)	3,908,584	4,203,685
Capital contributions payable	101	101
	3,908,685	4,203,788

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of September 30, 2021 and March 31, 2021.	(3,328,448)	(3,406,517)
General Partner	(142,410)	(142,606)
	(3,470,858)	(3,549,123)
	$437,827	$654,665

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2021	2020

Income
Interest income	$116	$607
Other income	45,886	21,944
	46,002	22,551

Gain on sale of operating limited partnerships	—	435,900

Expenses
Professional fees	52,146	70,429
Fund management fee, net (Note C)	109,239	144,087
General and administrative expenses	34,443	25,101
	195,828	239,617

NET INCOME (LOSS)	$(149,826)	$218,834

Net income (loss) allocated to assignees	$(149,452)	$218,287

Net income (loss) allocated to general partner	$(374)	$547

Net income (loss) per BAC	$(.01)	$.02

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 47

	2021	2020

Income
Interest income	$35	$265
Other income	5,451	2,901
	5,486	3,166

Gain on sale of operating limited partnerships	—	340,618

Expenses
Professional fees	15,322	17,140
Fund management fee, net (Note C)	19,064	26,495
General and administrative expenses	9,947	8,228
	44,333	51,863

NET INCOME (LOSS)	$(38,847)	$291,921

Net income (loss) allocated to assignees	$(38,750)	$291,191

Net income (loss) allocated to general partner	$(97)	$730

Net income (loss) per BAC	$(.01)	$.08

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 48

	2021	2020

Income
Interest income	$28	$173
Other income	5,130	1,431
	5,158	1,604

Gain on sale of operating limited partnerships	—	—

Expenses
Professional fees	13,147	15,789
Fund management fee, net (Note C)	10,154	10,260
General and administrative expenses	6,771	7,997
	30,072	34,046

NET INCOME (LOSS)	$(24,914)	$(32,442)

Net income (loss) allocated to assignees	$(24,852)	$(32,361)

Net income (loss) allocated to general partner	$(62)	$(81)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 49

	2021	2020

Income
Interest income	$53	$169
Other income	35,305	17,612
	35,358	17,781

Gain on sale of operating limited partnerships	—	95,282

Expenses
Professional fees	23,677	37,500
Fund management fee, net (Note C)	80,021	107,332
General and administrative expenses	17,725	8,876
	121,423	153,708

NET INCOME (LOSS)	$(86,065)	$(40,645)

Net income (loss) allocated to assignees	$(85,850)	$(40,543)

Net income (loss) allocated to general partner	$(215)	$(102)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2021	2020

Income
Interest income	$333	$2,594
Other income	85,909	21,944
	86,242	24,538

Gain on sale of operating limited partnerships	261,937	469,400

Expenses
Professional fees	62,246	94,928
Fund management fee, net (Note C)	244,140	325,827
General and administrative expenses	61,897	44,222
	368,283	464,977

NET INCOME (LOSS)	$(20,104)	$28,961

Net income (loss) allocated to assignees	$(20,054)	$28,889

Net income (loss) allocated to general partner	$(50)	$72

Net income (loss) per BAC	$(.00)	$.00

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 47

	2021	2020

Income
Interest income	$105	$861
Other income	6,264	2,901
	6,369	3,762

Gain on sale of operating limited partnerships	12,249	340,618

Expenses
Professional fees	18,689	24,735
Fund management fee, net (Note C)	39,131	63,926
General and administrative expenses	16,398	14,520
	74,218	103,181

NET INCOME (LOSS)	$(55,600)	$241,199

Net income (loss) allocated to assignees	$(55,461)	$240,596

Net income (loss) allocated to general partner	$(139)	$603

Net income (loss) per BAC	$(.02)	$.07

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 48

	2021	2020

Income
Interest income	$82	$960
Other income	5,943	1,431
	6,025	2,391

Gain on sale of operating limited partnerships	—	33,500

Expenses
Professional fees	16,514	22,814
Fund management fee, net (Note C)	22,008	29,499
General and administrative expenses	10,272	13,503
	48,794	65,816

NET INCOME (LOSS)	$(42,769)	$(29,925)

Net income (loss) allocated to assignees	$(42,662)	$(29,850)

Net income (loss) allocated to general partner	$(107)	$(75)

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 49

	2021	2020

Income
Interest income	$146	$773
Other income	73,702	17,612
	73,848	18,385

Gain on sale of operating limited partnerships	249,688	95,282

Expenses
Professional fees	27,043	47,379
Fund management fee, net (Note C)	183,001	232,402
General and administrative expenses	35,227	16,199
	245,271	295,980

NET INCOME (LOSS)	$78,265	$(182,313)

Net income (loss) allocated to assignees	$78,069	$(181,857)

Net income (loss) allocated to general partner	$196	$(456)

Net income (loss) per BAC	$.01	$(.03)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(6,652,256)	$(278,531)	$(6,930,787)

Net income (loss)	129,398	324	129,722

Partners' capital (deficit), June 30, 2021	(6,522,858)	(278,207)	(6,801,065)

Net income (loss)	(149,452)	(374)	(149,826)

Partners’ capital (deficit), September 30, 2021	$(6,672,310)	$(278,581)	$(6,950,891)

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	(189,398)	(475)	(189,873)

Partners' capital (deficit), June 30, 2020	(7,644,732)	(281,018)	(7,925,750)

Net income (loss)	218,287	547	218,834

Partners’ capital (deficit), September 30, 2020	$(7,426,445)	$(280,471)	$(7,706,916)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2021	$(1,845,669)	$(81,526)	$(1,927,195)

Net income (loss)	(16,711)	(42)	(16,753)

Partners’ capital (deficit), June 30, 2021	(1,862,380)	(81,568)	(1,943,948)

Net income (loss)	(38,750)	(97)	(38,847)

Partners' capital (deficit), September 30, 2021	$(1,901,130)	$(81,665)	$(1,982,795)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2020	$(2,812,811)	$(83,950)	$(2,896,761)

Net income (loss)	(50,595)	(127)	(50,722)

Partners’ capital (deficit), June 30, 2020	(2,863,406)	(84,077)	(2,947,483)

Net income (loss)	291,191	730	291,921

Partners’ capital (deficit), September 30, 2020	$(2,572,215)	$(83,347)	$(2,655,562)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2021	$(1,400,070)	$(54,399)	$(1,454,469)

Net income (loss)	(17,810)	(45)	(17,855)

Partners’ capital (deficit), June 30, 2021	(1,417,880)	(54,444)	(1,472,324)

Net income (loss)	(24,852)	(62)	(24,914)

Partners' capital (deficit), September 30, 2021	$(1,442,732)	$(54,506)	$(1,497,238)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2020	$(1,384,253)	$(54,359)	$(1,438,612)

Net income (loss)	2,511	6	2,517

Partners’ capital (deficit), June 30, 2020	(1,381,742)	(54,353)	(1,436,095)

Net income (loss)	(32,361)	(81)	(32,442)

Partners' capital (deficit), September 30, 2020	$(1,414,103)	$(54,434)	$(1,468,537)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2021	$(3,406,517)	$(142,606)	$(3,549,123)

Net income (loss)	163,919	411	164,330

Partners’ capital (deficit), June 30, 2021	(3,242,598)	(142,195)	(3,384,793)

Net income (loss)	(85,850)	(215)	(86,065)

Partners' capital (deficit), September 30, 2021	$(3,328,448)	$(142,410)	$(3,470,858)

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(141,314)	(354)	(141,668)

Partners’ capital (deficit), June 30, 2020	(3,399,584)	(142,588)	(3,542,172)

Net income (loss)	(40,543)	(102)	(40,645)

Partners' capital (deficit), September 30, 2020	$(3,440,127)	$(142,690)	$(3,582,817)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2021	2020
Cash flows from operating activities:

Net income (loss)	$(20,104)	$28,961
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(261,937)	(469,400)
Changes in assets and liabilities
(Increase) Decrease in other assets	(3,576)	—
Increase (Decrease) in accounts payable and accrued expenses	(40)	(6,843)
Increase (Decrease) in accounts payable affiliates	(993,249)	164,156

Net cash used in operating activities	(1,278,906)	(283,126)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	261,937	469,400

Net cash provided by investing activities	261,937	469,400

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,016,969)	186,274

Cash and cash equivalents, beginning	1,940,668	1,220,750

Cash and cash equivalents, ending	$923,699	$1,407,024

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 47

	2021	2020
Cash flows from operating activities:

Net income (loss)	$(55,600)	$241,199
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(12,249)	(340,618)
Changes in assets and liabilities
(Increase) Decrease in other assets	222	—
Increase (Decrease) in accounts payable and accrued expenses	(38)	(3,679)
Increase (Decrease) in accounts payable affiliates	(721,856)	(109,502)

Net cash used in operating activities	(789,521)	(212,600)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	12,249	340,618

Net cash provided by investing activities	12,249	340,618

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(777,272)	128,018

Cash and cash equivalents, beginning	1,054,904	496,126

Cash and cash equivalents, ending	$277,632	$624,144

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 48

	2021	2020
Cash flows from operating activities:

Net income (loss)	$(42,769)	$(29,925)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(33,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	73	—
Increase (Decrease) in accounts payable and accrued expenses	—	(2,500)
Increase (Decrease) in accounts payable affiliates	23,708	34,449

Net cash used in operating activities	(18,988)	(31,476)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	33,500

Net cash provided by investing activities	—	33,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,988)	2,024

Cash and cash equivalents, beginning	235,196	398,271

Cash and cash equivalents, ending	$216,208	$400,295

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 49

	2021	2020
Cash flows from operating activities:

Net income (loss)	$78,265	$(182,313)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(249,688)	(95,282)
Changes in assets and liabilities
(Increase) Decrease in other assets	(3,871)	—
Increase (Decrease) in accounts payable and accrued expenses	(2)	(664)
Increase (Decrease) in accounts payable affiliates	(295,101)	239,209

Net cash used in operating activities	(470,397)	(39,050)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	249,688	95,282

Net cash provided by investing activities	249,688	95,282

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(220,709)	56,232

Cash and cash equivalents, beginning	650,568	326,353

Cash and cash equivalents, ending	$429,859	$382,585

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2021, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2021:

Series	Closing Date	BACs Sold	Equity Raised

Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2021 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

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

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2021 and 2020, are as follows:

	2021	2020

Series 47	$19,064	$31,745
Series 48	11,854	15,210
Series 49	95,931	123,408
Total	$126,849	$170,363

The fund management fees paid for the quarters ended September 30, 2021 and 2020 are as follows:

	2021	2020
Series 47	$—	$—
Series 48	—	—
Series 49	—	—
Total	$—	$—

The fund management fees paid for the six months ended September 30, 2021 and 2020 are as follows:

	2021	2020

Series 47	$760,987	$178,678
Series 48	—	—
Series 49	495,012	9,269
Total	$1,255,999	$187,947

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2021 and 2020, the Fund had limited partnership interests in 20 and 29 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2021 and 2020 is as follows:

	2021	2020

Series 47	3	5
Series 48	2	3
Series 49	15	21
Total	20	29

Under the terms of the Fund's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the six months ended September 30, 2021, the Fund disposed of three Operating Partnerships. A summary of the dispositions by series for the period ended September 30, 2021 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	1	—	$12,249	$12,249
Series 48	—	—	—	—
Series 49	2	—	249,688	249,688
Total	3	—	$261,937	$261,937

During the six months ended September 30, 2020, the Fund disposed of four Operating Partnership. A summary of the dispositions by Series for the period ended September 30, 2020 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	2	—	$340,618	$340,618
Series 48	1	—	33,500	33,500
Series 49	1	—	95,282	95,282
Total	4	—	$469,400	$469,400

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund’s investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2021.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Total

	2021	2020

Revenues
Rental	$5,637,489	$6,923,291
Interest and other	101,345	284,471
	5,738,834	7,207,762

Expenses
Interest	631,280	881,804
Depreciation and amortization	1,333,950	1,741,303
Operating expenses	3,916,144	4,985,949
	5,881,374	7,609,056

NET INCOME (LOSS)	$(142,540)	$(401,294)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(141,115)	$(397,281)

Net Income (loss) allocated to other Partners	$(1,425)	$(4,013)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 47

	2021	2020

Revenues
Rental	$919,328	$1,274,188
Interest and other	7,950	89,132
	927,278	1,363,320

Expenses
Interest	102,547	142,160
Depreciation and amortization	192,978	278,913
Operating expenses	652,893	943,156
	948,418	1,364,229

NET INCOME (LOSS)	$(21,140)	$(909)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(20,929)	$(900)

Net Income (loss) allocated to other Partners	$(211)	$(9)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 48

	2021	2020

Revenues
Rental	$642,456	$749,198
Interest and other	10,469	12,488
	652,925	761,686

Expenses
Interest	37,210	76,783
Depreciation and amortization	122,217	150,415
Operating expenses	452,239	534,795
	611,666	761,993

NET INCOME (LOSS)	$41,259	$(307)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$40,846	$(304)

Net Income (loss) allocated to other Partners	$413	$(3)

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

September 30, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 49

	2021	2020

Revenues
Rental	$4,075,705	$4,899,905
Interest and other	82,926	182,851
	4,158,631	5,082,756

Expenses
Interest	491,523	662,861
Depreciation and amortization	1,018,755	1,311,975
Operating expenses	2,811,012	3,507,998
	4,321,290	5,482,834

NET INCOME (LOSS)	$(162,659)	$(400,078)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(161,032)	$(396,077)

Net Income (loss) allocated to other Partners	$(1,627)	$(4,001)

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

September 30, 2021

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

NOTE G - CONTINGENCY

The spread of a novel strain of coronavirus (COVID-19) has caused significant business disruptions in the United States beginning February 2020. The economic impact of the business disruptions caused by COVID-19 is uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Fund will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

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

The COVID-19 pandemic as described in Note G continues to be widespread globally and domestically in the United States. The Fund is not able to estimate the length or severity of the pandemic and its related financial impact to the Fund, if any.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2021 were $126,849 and total fund management fees accrued as of September 30, 2021 were $7,882,558. During the quarter ended September 30, 2021, $1,255,999 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2021.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 12 of the Operating Partnerships and 3 remain.

During the quarter ended September 30, 2021, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

During the quarter ended September 30, 2021, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 9 of the Operating Partnerships and 15 remain.

During the quarter ended September 30, 2021, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2021. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2021, the Fund held limited partnership interests in 20 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of 5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2021 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$19,064	$—	$19,064
Series 48	11,854	1,700	10,154
Series 49	95,931	15,910	80,021
	$126,849	$17,610	$109,239

	6 Months		6 Months
	Gross Fund	6 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$39,131	$—	$39,131
Series 48	23,708	1,700	22,008
Series 49	199,911	16,910	183,001
	$262,750	$18,610	$244,140

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of September 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 3 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 47 reflects a net loss from Operating Partnerships of $(21,140) and $(909), respectively, which includes depreciation and amortization of $192,978 and $278,913, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Acres Limited Partnership I

Series 48

As of September 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 2 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 48 reflects a net income (loss) from Operating Partnerships of $41,259 and $(307), respectively, which includes depreciation and amortization of $122,217 and $150,415, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 49

As of September 30, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 15 properties at September 30, 2021, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2021 and 2020, Series 49 reflects a net loss from Operating Partnerships of $(162,659) and $(400,078), respectively, which includes depreciation and amortization of $1,018,755 and $1,311,975, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Kaufman Fountainhead, L.P. (Briarwood Apartments) is a 48-unit property located in Kaufman, TX. Operations were below breakeven in 2021 due to low occupancy and elevated operating expenses. Occupancy as of September 30, 2021 was 94%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Perryton Fountainhead, L.P. expires on December 31, 2021.

Perryton Fountainhead, L.P. (La Mirage Village Apartments) is a 48-unit property located in Perryton, TX. Operations were below breakeven in 2021 due to low occupancy and elevated operating expenses. Occupancy as of September 30, 2021 was 65%. The investment limited partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner is under an operating deficit guarantee through the end of compliance. The 15-year low income housing tax credit compliance period with respect to Perryton Fountainhead, L.P. expires on December 31, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Linden - Shawnee Partners, Limited Partnership

The Gardens of Athens. L.P.

Union Square Housing Partnership, A LA Limited Partnership

Off Balance Sheet Arrangements

None.

Principal Accounting Policies

In accordance with the accounting guidance for the consolidation of variable interest entities, the Fund determines when it should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series' internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series' internal controls over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner

		By:	Corporate Investment Holdings, Inc., its Manager

Date: November 10, 2021			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 10, 2021	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

November 10, 2021	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.