Form 10-Q
period 2021-12-31
BF Garden Tax Credit Fund V L.P.
filed 2022-02-11
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2021

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2021	2021

ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	1,366,951	1,940,668
Other assets	4,950	4,493
	$1,371,901	$1,945,161

LIABILITIES

Accounts payable and accrued expenses	$—	$40
Accounts payable affiliates (Note C)	2,652,892	8,875,807
Capital contributions payable	101	101
	2,652,993	8,875,948

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of December 31, 2021 and March 31, 2021.	(1,016,685)	(6,652,256)
General Partner	(264,407)	(278,531)
	(1,281,092)	(6,930,787)
	$1,371,901	$1,945,161

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	260,846	1,054,904
Other assets	—	285
	$260,846	$1,055,189

LIABILITIES

Accounts payable and accrued expenses	$—	$38
Accounts payable affiliates (Note C)	1,603,554	2,982,346
Capital contributions payable	—	—
	1,603,554	2,982,384

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of December 31, 2021 and March 31, 2021.	(1,262,643)	(1,845,669)
General Partner	(80,065)	(81,526)
	(1,342,708)	(1,927,195)
	$260,846	$1,055,189

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	196,863	235,196
Other assets	—	111
	$196,863	$235,307

LIABILITIES

Accounts payable and accrued expenses	$—	$—
Accounts payable affiliates (Note C)	1,049,338	1,689,776
Capital contributions payable	—	—
	1,049,338	1,689,776

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of December 31, 2021 and March 31, 2021.	(799,581)	(1,400,070)
General Partner	(52,894)	(54,399)
	(852,475)	(1,454,469)
	$196,863	$235,307

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31,	March 31,
	2021	2021
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	909,242	650,568
Other assets	4,950	4,097
	$914,192	$654,665

LIABILITIES

Accounts payable and accrued expenses	$—	$2
Accounts payable affiliates (Note C)	—	4,203,685
Capital contributions payable	101	101
	101	4,203,788

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of December 31, 2021 and March 31, 2021.	1,045,539	(3,406,517)
General Partner	(131,448)	(142,606)
	914,091	(3,549,123)
	$914,192	$654,665

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2021	2020

Income
Interest income	$145	$328
Other income	10,363	37,118
	10,508	37,446

Gain on sale of operating limited partnerships	5,811,852	36,089

Expenses
Professional fees	23,999	20,869
Fund management fee, net (Note C)	85,449	155,597
General and administrative expenses	43,113	15,391
	152,561	191,857

NET INCOME (LOSS)	$5,669,799	$(118,322)

Net income (loss) allocated to assignees	$5,655,625	$(118,027)

Net income (loss) allocated to general partner	$14,174	$(295)

Net income (loss) per BAC	$.48	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 47

	2021	2020

Income
Interest income	$39	$127
Other income	1,550	10,512
	1,589	10,639

Gain on sale of operating limited partnerships	675,999	7,690

Expenses
Professional fees	7,999	5,806
Fund management fee, net (Note C)	18,064	26,724
General and administrative expenses	11,438	4,742
	37,501	37,272

NET INCOME (LOSS)	$640,087	$(18,943)

Net income (loss) allocated to assignees	$638,487	$(18,896)

Net income (loss) allocated to general partner	$1,600	$(47)

Net income (loss) per BAC	$.18	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 48

	2021	2020

Income
Interest income	$29	$87
Other income	813	10,513
	842	10,600

Gain on sale of operating limited partnerships	676,000	28,000

Expenses
Professional fees	7,999	5,141
Fund management fee, net (Note C)	11,854	12,291
General and administrative expenses	12,226	3,581
	32,079	21,013

NET INCOME (LOSS)	$644,763	$17,587

Net income (loss) allocated to assignees	$643,151	$17,543

Net income (loss) allocated to general partner	$1,612	$44

Net income (loss) per BAC	$.28	$.01

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 49

	2021	2020

Income
Interest income	$77	$114
Other income	8,000	16,093
	8,077	16,207

Gain on sale of operating limited partnerships	4,459,853	399

Expenses
Professional fees	8,001	9,922
Fund management fee, net (Note C)	55,531	116,582
General and administrative expenses	19,449	7,068
	82,981	133,572

NET INCOME (LOSS)	$4,384,949	$(116,966)

Net income (loss) allocated to assignees	$4,373,987	$(116,674)

Net income (loss) allocated to general partner	$10,962	$(292)

Net income (loss) per BAC	$.73	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2021	2020

Income
Interest income	$478	$2,922
Other income	96,272	59,062
	96,750	61,984

Gain on sale of operating limited partnerships	6,073,789	505,489

Expenses
Professional fees	86,245	115,797
Fund management fee, net (Note C)	329,589	481,424
General and administrative expenses	105,010	59,613
	520,844	656,834

NET INCOME (LOSS)	$5,649,695	$(89,361)

Net income (loss) allocated to assignees	$5,635,571	$(89,138)

Net income (loss) allocated to general partner	$14,124	$(223)

Net income (loss) per BAC	$.48	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 47

	2021	2020

Income
Interest income	$144	$988
Other income	7,814	13,413
	7,958	14,401

Gain on sale of operating limited partnerships	688,248	348,308

Expenses
Professional fees	26,688	30,541
Fund management fee, net (Note C)	57,195	90,650
General and administrative expenses	27,836	19,262
	111,719	140,453

NET INCOME (LOSS)	$584,487	$222,256

Net income (loss) allocated to assignees	$583,026	$221,700

Net income (loss) allocated to general partner	$1,461	$556

Net income (loss) per BAC	$.17	$.06

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 48

	2021	2020

Income
Interest income	$111	$1,047
Other income	6,756	11,944
	6,867	12,991

Gain on sale of operating limited partnerships	676,000	61,500

Expenses
Professional fees	24,513	27,955
Fund management fee, net (Note C)	33,862	41,790
General and administrative expenses	22,498	17,084
	80,873	86,829

NET INCOME (LOSS)	$601,994	$(12,338)

Net income (loss) allocated to assignees	$600,489	$(12,307)

Net income (loss) allocated to general partner	$1,505	$(31)

Net income (loss) per BAC	$.26	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 49

	2021	2020

Income
Interest income	$223	$887
Other income	81,702	33,705
	81,925	34,592

Gain on sale of operating limited partnerships	4,709,541	95,681

Expenses
Professional fees	35,044	57,301
Fund management fee, net (Note C)	238,532	348,984
General and administrative expenses	54,676	23,267
	328,252	429,552

NET INCOME (LOSS)	$4,463,214	$(299,279)

Net income (loss) allocated to assignees	$4,452,056	$(298,531)

Net income (loss) allocated to general partner	$11,158	$(748)

Net income (loss) per BAC	$.74	$(.05)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Total
Partners’ capital (deficit) April 1, 2021	$(6,652,256)	$(278,531)	$(6,930,787)

Net income (loss)	129,398	324	129,722

Partners' capital (deficit), June 30, 2021	(6,522,858)	(278,207)	(6,801,065)

Net income (loss)	(149,452)	(374)	(149,826)

Partners' capital (deficit), September 30, 2021	(6,672,310)	(278,581)	(6,950,891)

Net income (loss)	5,655,625	14,174	5,669,799

Partners’ capital (deficit), December 31, 2021	$(1,016,685)	$(264,407)	$(1,281,092)

		General
	Assignees	partner	Total
Total
Partners’ capital (deficit) April 1, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	(189,398)	(475)	(189,873)

Partners' capital (deficit), June 30, 2020	(7,644,732)	(281,018)	(7,925,750)

Net income (loss)	218,287	547	218,834

Partners' capital (deficit), September 30, 2020	(7,426,445)	(280,471)	(7,706,916)

Net income (loss)	(118,027)	(295)	(118,322)

Partners’ capital (deficit), December 31, 2020	$(7,544,472)	$(280,766)	$(7,825,238)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2021	$(1,845,669)	$(81,526)	$(1,927,195)

Net income (loss)	(16,711)	(42)	(16,753)

Partners’ capital (deficit), June 30, 2021	(1,862,380)	(81,568)	(1,943,948)

Net income (loss)	(38,750)	(97)	(38,847)

Partners' capital (deficit), September 30, 2021	(1,901,130)	(81,665)	(1,982,795)

Net income (loss)	638,487	1,600	640,087

Partners’ capital (deficit), December 31, 2021	$(1,262,643)	$(80,065)	$(1,342,708)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2020	$(2,812,811)	$(83,950)	$(2,896,761)

Net income (loss)	(50,595)	(127)	(50,722)

Partners’ capital (deficit), June 30, 2020	(2,863,406)	(84,077)	(2,947,483)

Net income (loss)	291,191	730	291,921

Partners' capital (deficit), September 30, 2020	(2,572,215)	(83,347)	(2,655,562)

Net income (loss)	(18,896)	(47)	(18,943)

Partners’ capital (deficit), December 31, 2020	$(2,591,111)	$(83,394)	$(2,674,505)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2021	$(1,400,070)	$(54,399)	$(1,454,469)

Net income (loss)	(17,810)	(45)	(17,855)

Partners’ capital (deficit), June 30, 2021	(1,417,880)	(54,444)	(1,472,324)

Net income (loss)	(24,852)	(62)	(24,914)

Partners' capital (deficit), September 30, 2021	(1,442,732)	(54,506)	(1,497,238)

Net income (loss)	643,151	1,612	644,763

Partners’ capital (deficit), December 31, 2021	$(799,581)	$(52,894)	$(852,475)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2020	$(1,384,253)	$(54,359)	$(1,438,612)

Net income (loss)	2,511	6	2,517

Partners’ capital (deficit), June 30, 2020	(1,381,742)	(54,353)	(1,436,095)

Net income (loss)	(32,361)	(81)	(32,442)

Partners' capital (deficit), September 30, 2020	(1,414,103)	(54,434)	(1,468,537)

Net income (loss)	17,543	44	17,587

Partners’ capital (deficit), December 31, 2020	$(1,396,560)	$(54,390)	$(1,450,950)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2021 and 2020

(Unaudited)

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2021	$(3,406,517)	$(142,606)	$(3,549,123)

Net income (loss)	163,919	411	164,330

Partners’ capital (deficit), June 30, 2021	(3,242,598)	(142,195)	(3,384,793)

Net income (loss)	(85,850)	(215)	(86,065)

Partners' capital (deficit), September 30, 2021	(3,328,448)	(142,410)	(3,470,858)

Net income (loss)	4,373,987	10,962	4,384,949

Partners’ capital (deficit), December 31, 2021	$1,045,539	$(131,448)	$914,091

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(141,314)	(354)	(141,668)

Partners’ capital (deficit), June 30, 2020	(3,399,584)	(142,588)	(3,542,172)

Net income (loss)	(40,543)	(102)	(40,645)

Partners' capital (deficit), September 30, 2020	(3,440,127)	(142,690)	(3,582,817)

Net income (loss)	(116,674)	(292)	(116,966)

Partners' capital (deficit), December 31, 2020	$(3,556,801)	$(142,982)	$(3,699,783)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2021	2020
Cash flows from operating activities:

Net income (loss)	$5,649,695	$(89,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(6,073,789)	(505,489)
Changes in assets and liabilities
(Increase) Decrease in other assets	(457)	100,000
Increase (Decrease) in accounts payable and accrued expenses	(40)	(4,843)
Increase (Decrease) in accounts payable affiliates	(6,222,915)	(338,941)

Net cash used in operating activities	(6,647,506)	(838,634)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,073,789	505,489

Net cash provided by investing activities	6,073,789	505,489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(573,717)	(333,145)

Cash and cash equivalents, beginning	1,940,668	1,220,750

Cash and cash equivalents, ending	$1,366,951	$887,605

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 47

	2021	2020
Cash flows from operating activities:

Net income (loss)	$584,487	$222,256
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(688,248)	(348,308)
Changes in assets and liabilities
(Increase) Decrease in other assets	285	—
Increase (Decrease) in accounts payable and accrued expenses	(38)	(3,679)
Increase (Decrease) in accounts payable affiliates	(1,378,792)	(431,086)

Net cash used in operating activities	(1,482,306)	(560,817)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	688,248	348,308

Net cash provided by investing activities	688,248	348,308

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(794,058)	(212,509)

Cash and cash equivalents, beginning	1,054,904	496,126

Cash and cash equivalents, ending	$260,846	$283,617

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 48

	2021	2020
Cash flows from operating activities:

Net income (loss)	$601,994	$(12,338)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(676,000)	(61,500)
Changes in assets and liabilities
(Increase) Decrease in other assets	111	—
Increase (Decrease) in accounts payable and accrued expenses	—	(500)
Increase (Decrease) in accounts payable affiliates	(640,438)	(156,460)

Net cash used in operating activities	(714,333)	(230,798)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	676,000	61,500

Net cash provided by investing activities	676,000	61,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,333)	(169,298)

Cash and cash equivalents, beginning	235,196	398,271

Cash and cash equivalents, ending	$196,863	$228,973

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 49

	2021	2020
Cash flows from operating activities:

Net income (loss)	$4,463,214	$(299,279)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(4,709,541)	(95,681)
Changes in assets and liabilities
(Increase) Decrease in other assets	(853)	100,000
Increase (Decrease) in accounts payable and accrued expenses	(2)	(664)
Increase (Decrease) in accounts payable affiliates	(4,203,685)	248,605

Net cash used in operating activities	(4,450,867)	(47,019)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	4,709,541	95,681

Net cash provided by investing activities	4,709,541	95,681

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	258,674	48,662

Cash and cash equivalents, beginning	650,568	326,353

Cash and cash equivalents, ending	$909,242	$375,015

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021

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

A Registration Statement on Form S-11 and the related prospectus, (the "Prospectus") were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2021, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2021:

Series	Closing Date	BACs Sold	Equity Raised

Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2021 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2021

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

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2021 and 2020, are as follows:

	2021	2020

Series 47	$19,064	$26,724
Series 48	11,854	12,291
Series 49	84,331	116,582
Total	$115,249	$155,597

The fund management fees paid for the three months ended December 31, 2021 and 2020 are as follows:

	2021	2020

Series 47	$676,000	$348,308
Series 48	676,000	205,000
Series 49	3,992,915	113,181
Total	$5,344,915	$666,489

The fund management fees paid for the nine months ended December 31, 2021 and 2020 are as follows:

	2021	2020

Series 47	$1,436,987	$526,986
Series 48	676,000	205,000
Series 49	4,487,927	122,450
Total	$6,600,914	$854,436

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2021 and 2020, the Fund had limited partnership interests in 16 and 28 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2021 and 2020 is as follows:

	2021	2020

Series 47	2	5
Series 48	1	2
Series 49	13	21
Total	16	28

Under the terms of the Fund's investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the nine months ended December 31, 2021, the Fund disposed of seven Operating Partnerships. A summary of the dispositions by series for the period ended December 31, 2021 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	2	—	$688,248	$688,248
Series 48	1	—	676,000	676,000
Series 49	4	—	4,709,541	4,709,541
Total	7	—	$6,073,789	$6,073,789

During the nine months ended December 31, 2020, the Fund disposed of five Operating Partnerships. A summary of the dispositions by Series for the period ended December 31, 2020 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	2	—	$348,308	$348,308
Series 48	2	—	61,500	61,500
Series 49	1	—	95,681	95,681
Total	5	—	$505,489	$505,489

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2021.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Total

	2021	2020

Revenues
Rental	$4,076,213	$10,225,130
Interest and other	132,589	426,587
	4,208,802	10,651,717

Expenses
Interest	534,857	1,297,562
Depreciation and amortization	1,149,993	2,568,725
Operating expenses	3,011,494	7,360,204
	4,696,344	11,226,491

NET INCOME (LOSS)	$(487,542)	$(574,774)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(482,668)	$(569,026)

Net Income (loss) allocated to other Partners	$(4,874)	$(5,748)

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 47

	2021	2020

Revenues
Rental	$672,338	$1,911,282
Interest and other	2,366	133,697
	674,704	2,044,979

Expenses
Interest	123,649	213,241
Depreciation and amortization	148,235	418,369
Operating expenses	518,567	1,414,733
	790,451	2,046,343

NET INCOME (LOSS)	$(115,747)	$(1,364)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(114,590)	$(1,350)

Net Income (loss) allocated to other Partners	$(1,157)	$(14)

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 48

	2021	2020

Revenues
Rental	$257,030	$963,991
Interest and other	6,145	18,614
	263,175	982,605

Expenses
Interest	25,643	90,030
Depreciation and amortization	42,094	182,393
Operating expenses	217,585	683,474
	285,322	955,897

NET INCOME (LOSS)	$(22,147)	$26,708

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(21,926)	$26,441

Net Income (loss) allocated to other Partners	$(221)	$267

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

December 31, 2021

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 49

	2021	2020

Revenues
Rental	$3,146,845	$7,349,857
Interest and other	124,078	274,276
	3,270,923	7,624,133

Expenses
Interest	385,565	994,291
Depreciation and amortization	959,664	1,967,963
Operating expenses	2,275,342	5,261,997
	3,620,571	8,224,251

NET INCOME (LOSS)	$(349,648)	$(600,118)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(346,152)	$(594,117)

Net Income (loss) allocated to other Partners	$(3,496)	$(6,001)

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

December 31, 2021

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

NOTE H - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that, other than the subsequent event discussed below, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2021 were $115,249 and total fund management fees accrued as of December 31, 2021 were $2,652,892. During the quarter ended December 31, 2021, $5,344,915 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2021.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in 13 of the Operating Partnerships and 2 remain.

During the quarter ended December 31, 2021, Series 47 did not record any releases of capital contributions. Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in 10 of the Operating Partnerships and 1 remains.

During the quarter ended December 31, 2021, Series 48 did not record any releases of capital contributions. Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 11 of the Operating Partnerships and 13 remain.

During the quarter ended December 31, 2021, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of December 31, 2021. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of December 31, 2021, the Fund held limited partnership interests in 16 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2021 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$19,064	$1,000	$18,064
Series 48	11,854	—	11,854
Series 49	84,331	28,800	55,531
	$115,249	$29,800	$85,449

	9 Months		9 Months
	Gross Fund	9 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$58,195	$1,000	$57,195
Series 48	35,562	1,700	33,862
Series 49	284,242	45,710	238,532
	$377,999	$48,410	$329,589

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of December 31, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 2 properties at December 31, 2021, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 47 reflects a net loss from Operating Partnerships of $(115,747) and $(1,364), respectively, which includes depreciation and amortization of $148,235 and $418,369, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2021, the investment general partner of BF Garden Tax Credit Fund IV - Series 45 and Series 47 transferred their respective interest in Dawn Springs Villa LP, L.P., with cash proceeds to the investment partnership of $22,749 and $12,249, for Series 45 and Series 47, respectively. These proceeds of $22,749 and $12,249, for Series 45 and Series 47, respectively, were returned to cash reserves and recorded as a gain on transfer as of June 30, 2021.

In December 2021, the investment general partner of Series 47 and Series 48 transferred their respective interest in Mayfair Park Apartments, LP, with cash proceeds to the investment partnership of $675,999 and $676,000, for Series 47 and Series 48, respectively. These proceeds of $675,999 and $676,000, for Series 47 and Series 48, respectively, were returned to cash reserves and recorded as a gain on transfer as of December 31, 2021.

In January 2022, the investment general partner transferred its interest in Pecan Acres Limited Partnership I, with cash proceeds to the investment partnership of $1,199,000. These proceeds were returned to cash reserves held by Series 47 and recorded as a gain on transfer as of January 31, 2022.

Series 48

As of December 31, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 1 property at December 31, 2021, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 48 reflects a net income (loss) from Operating Partnerships of $(22,147) and $26,708, respectively, which includes depreciation and amortization of $42,094 and $182,393, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2021, the investment general partner of Series 47 and Series 48 transferred their respective interest in Mayfair Park Apartments, LP, with cash proceeds to the investment partnership of $675,999 and $676,000, for Series 47 and Series 48, respectively. These proceeds of $675,999 and $676,000, for Series 47 and Series 48, respectively, were returned to cash reserves and recorded as a gain on transfer as of December 31, 2021.

Series 49

As of December 31, 2021 and 2020, the average Qualified Occupancy was 100%. The series had a total of 13 properties at December 31, 2021, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2021 and 2020, Series 49 reflects a net loss from Operating Partnerships of $(349,648) and $(600,118), respectively, which includes depreciation and amortization of $959,664 and $1,967,963, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2021, the investment general partner of BF Garden Tax Credit Fund IV - Series 44 and Series 49 transferred their respective interest in Post Oak East Apartments, L.P., with cash proceeds to the investment partnership of $715,894 and $210,826, for Series 44 and Series 49, respectively. Of the total proceeds received by the investment partnership, $20,664 and $6,082, for Series 44 and Series 49, respectively, represent reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds of $695,230 and $204,744, for Series 44 and Series 49, respectively, were returned to cash reserves and recorded as a gain on sale as of March 31, 2021.

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

In October 2021, the investment general partner transferred its interest in Rosewood Place, L.L.C., with cash proceeds to the investment partnership of $949,953. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of December 31, 2021.

In December 2021, the investment general partner transferred its interest in Bristol Apartments, L.P., with cash proceeds to the investment partnership of $3,509,900. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of December 31, 2021.

In January 2022, the investment general partner transferred its interest in New Chester Townhouses, A Limited Partnership, with cash proceeds to the investment partnership of $46,500. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of January 31, 2022.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Kaufman Fountainhead, L.P

Perryton Fountainhead, L.P

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series' internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series' internal controls over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner

		By:	Corporate Investment Holdings, Inc., its Manager

Date: February 11, 2022			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 11, 2022	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

February 11, 2022	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.