Form 10-K
period 2022-03-31
BF Garden Tax Credit Fund V L.P.
filed 2022-06-24
CIK 1267425

Exhibit 13

BF GARDEN TAX CREDIT FUND V L.P.

SERIES 47 THROUGH 49

FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MARCH 31, 2022 AND 2021

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the General Partner

BF Garden Tax Credit Fund V L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BF Garden Tax Credit Fund V L.P. - Series 47 through 49 (collectively, the “Partnership”), in total and for each series, as of March 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership, in total and for each series, as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Partnership’s auditor since 2004.

/s/CohnReznick LLP
COHNREZNICK LLP

Bethesda, Maryland

June 24, 2022

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

BALANCE SHEETS

March 31, 2022 and 2021

	Total
	2022	2021
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,387,978	1,940,668
Other assets	4,950	4,493

	$1,392,928	$1,945,161

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$—	$40
Accounts payable - affiliates	1,497,001	8,875,807
Capital contributions payable	101	101

	1,497,102	8,875,948

PARTNERS’ CAPITAL (DEFICIT)
Assignor limited partner
Units of limited partnership interest consisting of 15,500,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 11,777,706 at March 31, 2022 and 2021 are issued and outstanding to the assignees	—	—
Limited partners
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 11,777,706 issued and 11,725,306 outstanding for both years	157,291	(6,652,256)
General partner	(261,465)	(278,531)

	(104,174)	(6,930,787)

	$1,392,928	$1,945,161

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

BALANCE SHEETS - CONTINUED

March 31, 2022 and 2021

	Series 47
	2022	2021
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	261,375	1,054,904
Other assets	—	285

	$261,375	$1,055,189

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$—	$38
Accounts payable - affiliates	410,585	2,982,346
Capital contributions payable	—	—

	410,585	2,982,384

PARTNERS’ CAPITAL (DEFICIT)
Assignor limited partner
Units of limited partnership interest consisting of 15,500,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 3,478,334 at March 31, 2022 and 2021 are issued and outstanding to the assignees	—	—
Limited partners
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,478,334 issued and 3,459,434 outstanding for both years	(72,129)	(1,845,669)
General partner	(77,081)	(81,526)

	(149,210)	(1,927,195)

	$261,375	$1,055,189

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

BALANCE SHEETS - CONTINUED

March 31, 2022 and 2021

	Series 48
	2022	2021
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	189,592	235,196
Other assets	—	111

	$189,592	$235,307

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$—	$—
Accounts payable - affiliates	1,052,284	1,689,776
Capital contributions payable	—	—

	1,052,284	1,689,776

PARTNERS’ CAPITAL (DEFICIT)
Assignor limited partner
Units of limited partnership interest consisting of 15,500,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 2,299,372 at March 31, 2022 and 2021 are issued and outstanding to the assignees	—	—
Limited partners
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 2,299,372 issued and 2,283,872 outstanding for both years	(809,772)	(1,400,070)
General partner	(52,920)	(54,399)

	(862,692)	(1,454,469)

	$189,592	$235,307

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

BALANCE SHEETS - CONTINUED

March 31, 2022 and 2021

	Series 49
	2022	2021
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS	$—	$—

OTHER ASSETS
Cash and cash equivalents	937,011	650,568
Other assets	4,950	4,097

	$941,961	$654,665

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$—	$2
Accounts payable - affiliates	34,132	4,203,685
Capital contributions payable	101	101

	34,233	4,203,788

PARTNERS’ CAPITAL (DEFICIT)
Assignor limited partner
Units of limited partnership interest consisting of 15,500,000 authorized beneficial assignee certificates (BACs), $10 stated value per BAC, 6,000,000 at March 31, 2022 and 2021 are issued and outstanding to the assignees	—	—
Limited partners
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 6,000,000 issued and 5,982,000 outstanding for both years	1,039,192	(3,406,517)
General partner	(131,464)	(142,606)

	907,728	(3,549,123)

	$941,961	$654,665

See notes to financial statements

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF OPERATIONS

	Total
	2022	2021
Income
Interest income	$895	$3,035
Other income	109,875	124,533

Total income	110,770	127,568

Gain on sale of operating limited partnerships	7,329,288	1,497,946

Expenses and loss
Professional fees	94,020	129,691
Partnership management fee	387,480	619,730
General and administrative expenses	131,945	71,003

	613,445	820,424

NET INCOME (LOSS)	$6,826,613	$805,090

Net income (loss) allocated to general partner	$17,066	$2,012

Net income (loss) allocated to limited partner	$6,809,547	$803,078

Net income (loss) per BAC	$0.58	$0.07

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF OPERATIONS - CONTINUED

	Series 47
	2022	2021
Income
Interest income	$221	$1,034
Other income	8,477	39,098

Total income	8,698	40,132

Gain on sale of operating limited partnerships	1,897,247	1,098,271

Expenses and loss
Professional fees	29,279	35,157
Partnership management fee	63,226	111,686
General and administrative expenses	35,455	21,994

	127,960	168,837

NET INCOME (LOSS)	$1,777,985	$969,566

Net income (loss) allocated to general partner	$4,445	$2,424

Net income (loss) allocated to limited partner	$1,773,540	$967,142

Net income (loss) per BAC	$0.51	$0.28

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF OPERATIONS - CONTINUED

	Series 48
	2022	2021
Income
Interest income	$168	$1,070
Other income	7,418	25,694

Total income	7,586	26,764

Gain on sale of operating limited partnerships	676,000	61,500

Expenses and loss
Professional fees	27,104	32,571
Partnership management fee	36,808	52,830
General and administrative expenses	27,897	18,720

	91,809	104,121

NET INCOME (LOSS)	$591,777	$(15,857)

Net income (loss) allocated to general partner	$1,479	$(40)

Net income (loss) allocated to limited partner	$590,298	$(15,817)

Net income (loss) per BAC	$0.26	$(0.01)

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF OPERATIONS - CONTINUED

	Series 49
	2022	2021
Income
Interest income	$506	$931
Other income	93,980	59,741

Total income	94,486	60,672

Gain on sale of operating limited partnerships	4,756,041	338,175

Expenses and loss
Professional fees	37,637	61,963
Partnership management fee	287,446	455,214
General and administrative expenses	68,593	30,289

	393,676	547,466

NET INCOME (LOSS)	$4,456,851	$(148,619)

Net income (loss) allocated to general partner	$11,142	$(372)

Net income (loss) allocated to limited partner	$4,445,709	$(148,247)

Net income (loss) per BAC	$0.74	$(0.02)

See notes to financial statements

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Year ended March 31, 2022 and 2021

	Limited	General
Total	partner	partner	Total
Partners’ capital (deficit), March 31, 2020	$(7,455,334)	$(280,543)	$(7,735,877)

Net income (loss)	803,078	2,012	805,090

Partners’ capital (deficit), March 31, 2021	(6,652,256)	(278,531)	(6,930,787)

Net income (loss)	6,809,547	17,066	6,826,613

Partners’ capital (deficit), March 31, 2022	$157,291	$(261,465)	$(104,174)

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) - CONTINUED

Year ended March 31, 2022 and 2021

	Limited	General
Series 47	partner	partner	Total
Partners’ capital (deficit), March 31, 2020	$(2,812,811)	$(83,950)	$(2,896,761)

Net income (loss)	967,142	2,424	969,566

Partners’ capital (deficit), March 31, 2021	(1,845,669)	(81,526)	(1,927,195)

Net income (loss)	1,773,540	4,445	1,777,985

Partners’ capital (deficit), March 31, 2022	$(72,129)	$(77,081)	$(149,210)

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) - CONTINUED

Years ended March 31, 2022 and 2021

	Limited	General
Series 48	partner	partner	Total
Partners’ capital (deficit), March 31, 2020	$(1,384,253)	$(54,359)	$(1,438,612)

Net income (loss)	(15,817)	(40)	(15,857)

Partners’ capital (deficit), March 31, 2021	(1,400,070)	(54,399)	(1,454,469)

Net income (loss)	590,298	1,479	591,777

Partners’ capital (deficit), March 31, 2022	$(809,772)	$(52,920)	$(862,692)

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT) - CONTINUED

Years ended March 31, 2022 and 2021

	Limited	General
Series 49	partner	partner	Total
Partners’ capital (deficit), March 31, 2020	$(3,258,270)	$(142,234)	$(3,400,504)

Net income (loss)	(148,247)	(372)	(148,619)

Partners’ capital (deficit), March 31, 2021	(3,406,517)	(142,606)	(3,549,123)

Net income (loss)	4,445,709	11,142	4,456,851

Partners’ capital (deficit), March 31, 2022	$1,039,192	$(131,464)	$907,728

See notes to financial statements

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF CASH FLOWS

	Total
	2022	2021
Cash flows from operating activities
Net income (loss)	$6,826,613	$805,090
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(7,329,288)	(1,497,946)
Changes in assets and liabilities
Other assets	(457)	101,918
Accounts payable and accrued expenses	(40)	(9,303)
Accounts payable - affiliates	(7,378,806)	(177,787)

Net cash used in operating activities	(7,881,978)	(778,028)

Cash flows from investing activities
Proceeds from disposition of operating limited partnerships	7,329,288	1,497,946

Net cash provided by investing activities	7,329,288	1,497,946

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(552,690)	719,918

Cash and cash equivalents, beginning	1,940,668	1,220,750

Cash and cash equivalents, end	$1,387,978	$1,940,668

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF CASH FLOWS - CONTINUED

	Series 47
	2022	2021
Cash flows from operating activities
Net income (loss)	$1,777,985	$969,566
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(1,897,247)	(1,098,271)
Changes in assets and liabilities
Other assets	285	(285)
Accounts payable and accrued expenses	(38)	(6,141)
Accounts payable - affiliates	(2,571,761)	(404,362)

Net cash used in operating activities	(2,690,776)	(539,493)

Cash flows from investing activities
Proceeds from disposition of operating limited partnerships	1,897,247	1,098,271

Net cash provided by investing activities	1,897,247	1,098,271

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(793,529)	558,778

Cash and cash equivalents, beginning	1,054,904	496,126

Cash and cash equivalents, end	$261,375	$1,054,904

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF CASH FLOWS - CONTINUED

	Series 48
	2022	2021
Cash flows from operating activities
Net income (loss)	$591,777	$(15,857)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(676,000)	(61,500)
Changes in assets and liabilities
Other assets	111	(111)
Accounts payable and accrued expenses	—	(2,500)
Accounts payable - affiliates	(637,492)	(144,607)

Net cash used in operating activities	(721,604)	(224,575)

Cash flows from investing activities
Proceeds from disposition of operating limited partnerships	676,000	61,500

Net cash provided by investing activities	676,000	61,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,604)	(163,075)

Cash and cash equivalents, beginning	235,196	398,271

Cash and cash equivalents, end	$189,592	$235,196

(continued)

BF Garden Tax Credit Fund V L.P. -

Series 47 through Series 49

STATEMENTS OF CASH FLOWS - CONTINUED

	Series 49
	2022	2021
Cash flows from operating activities
Net income (loss)	$4,456,851	$(148,619)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(4,756,041)	(338,175)
Changes in assets and liabilities
Other assets	(853)	102,314
Accounts payable and accrued expenses	(2)	(662)
Accounts payable - affiliates	(4,169,553)	371,182

Net cash used in operating activities	(4,469,598)	(13,960)

Cash flows from investing activities
Proceeds from disposition of operating limited partnerships	4,756,041	338,175

Net cash provided by investing activities	4,756,041	338,175

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	286,443	324,215

Cash and cash equivalents, beginning	650,568	326,353

Cash and cash equivalents, end	$937,011	$650,568

See notes to financial statements

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS

March 31, 2022 and 2021

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BF Garden Tax Credit Fund V L.P. (formerly known as Boston Capital Tax Credit Fund V L.P.) (the “Fund”) was organized under the laws of the State of Delaware as of October 15, 2003, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes (“Operating Partnerships”). Effective as of December 15, 2020, Corporate Investment Holdings, Inc., a Massachusetts corporation owned by BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”), replaced John P. Manning as the sole manager of the Fund’s general partner, BF Garden Associates V L.L.C., a Delaware limited liability company formerly known as Boston Capital Associates V L.L.C., and became the sole member of the Fund’s general partner. Also effective as of December 15, 2020, BFBC Holdings GP, LLC, a Delaware limited liability company and an affiliate of Boston Financial Investment Management, LP, a Delaware limited partnership (“BFIM”), replaced Boston Capital Partners II Corporation as the general partner of Companion; and BFIM replaced Boston Capital Companion Holdings Limited Partnership as the sole limited partner of Companion. The assignor limited partner of the Fund continues to be BCTC V Assignor Corp., a Delaware corporation which is now wholly owned by Companion.

The assignor limited partner was formed for the purpose of serving in that capacity for the Fund and does not engage in any other business. Units of beneficial interest in the limited partnership interest of the assignor limited partner have been assigned by the assignor limited partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Fund, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series became effective. As of December 31, 2005, subscriptions had been received and accepted by the Fund for 11,777,706 BAC’s representing capital contributions of $117,777,060.

The BAC’s issued and outstanding in each series at March 31, 2022 and 2021 are as follows:

	Issued		Outstanding
	2022	2021	2022	2021
Series 47	3,478,334	3,478,334	3,459,434	3,459,434
Series 48	2,299,372	2,299,372	2,283,872	2,283,872
Series 49	6,000,000	6,000,000	5,982,000	5,982,000

	11,777,706	11,777,706	11,725,306	11,725,306

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Investments in Operating Limited Partnerships

The Fund accounts for its investments in operating limited partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each operating limited partnership’s results of operations and for any distributions received or accrued. However, the Fund recognizes the individual operating limited partnership’s losses only to the extent that the Fund’s share of losses from the operating limited partnerships does not exceed the carrying amount of its investment and its advances to operating limited partnerships. Unrecognized losses are suspended and offset against future individual operating limited partnership income.

After the investment account is reduced to zero, receivables due from the operating limited partnerships are decreased by the partnership’s share of losses and, accordingly, a valuation allowance is recorded against the receivables. Accordingly, the Fund recorded a valuation allowance of $0 and $120,000 as of March 31, 2022 and 2021, respectively.

The Fund reviews its investment in operating limited partnerships for impairment whenever events or changes in circumstances indicate that the carrying amount of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining tax credits and the estimated residual value of the investment. The Fund also evaluates its intangibles for impairment in connection with its investments in operating limited partnerships.

Capital contributions to operating limited partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The Fund records tax credit adjusters as a reduction in investments in operating limited partnerships and capital contributions payable.

The operating limited partnerships maintain their financial statements based on a calendar year and the Fund utilizes a March 31 year-end. The Fund records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year-end.

The Fund records capital contributions payable to the operating limited partnerships once there is a binding obligation to fund a specified amount. The operating limited partnerships record capital contributions from the Fund when received.

In accordance with the accounting guidance for the consolidation of variable interest entities, the Fund determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party is required to consolidate the VIE.

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

The Fund determines whether an entity is a VIE and whether it is the primary beneficiary at the date of initial involvement with the entity. The Fund reassesses whether it is the primary beneficiary of a VIE on an ongoing basis based on changes in facts and circumstances. In determining whether it is the primary beneficiary, the Partnership considers the purpose and activities of the VIE, including the variability and related risks the VIE incurs and transfers to other entities and their related parties. These factors are considered in determining whether the Fund has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance and whether the Fund also has the obligation to absorb losses of or receive benefits from the VIE that could be potentially significant to the VIE. If the Fund determines that it is the primary beneficiary of the VIE, the VIE is consolidated within the Partnership’s financial statements.

Based on this guidance, the operating limited partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these operating limited partnerships as an asset on its balance sheets, recognizes its share of the operating limited partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in operating limited partnerships, advances to operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these operating limited partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the operating general partners and their guarantee against credit recapture.

Income Taxes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund’s federal tax status as a pass-through entity is based on its legal status as a Fund. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2018 remain open.

Cash and Cash Equivalents

Cash equivalents include money market accounts having original maturities at date of acquisition of three months or less. The carrying value approximates fair value because of the short maturity of these instruments.

Fiscal Year

For financial reporting purposes, the Fund uses a March 31 year-end, whereas for income tax reporting purposes, the Fund uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Net Income (Loss) per Beneficial Assignee Certificate

Net income (loss) per beneficial assignee partnership unit is calculated based upon the weighted average number of units outstanding during the year. The weighted average number of units in Series 47, 48 and 49 at March 31, 2022 and 2021 are as follows:

	2022	2021
Series 47	3,459,434	3,465,809
Series 48	2,283,872	2,284,247
Series 49	5,982,000	5,983,875

	11,725,306	11,733,931

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE B - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2022 and March 31, 2021, the Fund entered into several transactions with various former and current affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership, Boston Capital Asset Management Limited Partnership, and BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership) as follows:

The Fund originally incurred an annual fund management fee to Boston Capital Asset Management Limited Partnership, a former affiliate of the general partner. As part of the sale disclosed in Note A, the fund management fee is now payable to BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner as of December 15, 2020, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the operating limited partnerships, less the amount of certain asset management and reporting fees paid by the operating limited partnerships. The fund management fees earned and the reporting fees paid by the operating limited partners for the years ended March 2022 and 2021 are as follows:

	2022
			Fund Management Fee
			net of Asset
	Gross Fund	Asset Management	Management and
	Management Fee	and Reporting Fee	Reporting Fee
Series 47	$64,226	$1,000	$63,226
Series 48	38,508	1,700	36,808
Series 49	336,441	48,995	287,446

	$439,175	$51,695	$387,480

	2021
			Fund Management Fee
			net of Asset
	Gross Fund	Asset Management	Management and
	Management Fee	and Reporting Fee	Reporting Fee
Series 47	$122,624	$10,938	$111,686
Series 48	60,393	7,563	52,830
Series 49	493,632	38,418	455,214

	$676,649	$56,919	$619,730

All fund management fees will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the partnership’s interests in operating limited partnerships. As of March 31, 2022 and 2021, total fund management fees accrued were $1,497,001 and $8,875,807, respectively.

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE B - RELATED PARTY TRANSACTIONS – (continued)

The fund management fees paid by the Fund for the years ended March 31, 2022 and 2021 are as follows:

	2022	2021
Series 47	$2,635,987	$526,986
Series 48	676,000	205,000
Series 49	4,505,994	122,450

	$7,817,981	$854,436

General and administrative expenses and professional fees incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership for each series for the years ended March 31, 2022 and 2021, charged to each series’ operations are as follows:

	2022	2021
Series 47	$—	$14,103
Series 48	—	13,357
Series 49	—	15,265

	$—	$42,725

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2022 and 2021, the Fund has limited partnership interests in operating limited partnerships which own or are constructing operating apartment complexes. The number of operating limited partnerships in which the Fund has limited partnership interests at March 31, 2022 and 2021 by series are as follows:

	2022	2021
Series 47	—	4
Series 48	1	2
Series 49	12	17

	13	23

During the year ended March 31, 2022 the Fund disposed of ten Operating Partnerships. A summary of the dispositions by Series for March 31, 2022 is as follows:

	Operating	Sale of Underlying
	Partnership Interest	Operating	Partnership Proceeds	Gain on
	Transferred	Partnership	from Disposition	Disposition
Series 47	4	—	$1,897,247	$1,897,247
Series 48	1	—	676,000	676,000
Series 49	5	—	4,756,041	4,756,041

	10	—	$7,329,288	$7,329,288

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS – (continued)

During the year ended March 31, 2021 the Fund disposed of ten Operating Partnerships. A summary of the dispositions by Series for March 31, 2021 is as follows:

	Operating	Sale of Underlying
	Partnership Interest	Operating	Partnership Proceeds	Gain on
	Transferred	Partnership	from Disposition	Disposition
Series 47	3	—	$1,098,271	$1,098,271
Series 48	2	—	61,500	61,500
Series 49	5	—	338,175	338,175

	10	—	$1,497,946	$1,497,946

The gain described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Partnership’s investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

Under the terms of the Fund’s investment in each operating limited partnership, the Fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations. At March 31, 2022 and 2021, contributions are payable to operating limited partnerships as follows:

	2022	2021
Series 47	$—	$—
Series 48	—	—
Series 49	101	101

	$101	$101

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - (Continued)

The Fund’s investments in operating limited partnerships at March 31, 2022 are summarized as follows:

	Total	Series 47	Series 48	Series 49
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$22,606,384	$—	$587,485	$22,018,899

Cumulative distributions from operating limited partnerships	(75,466)	—	(1,561)	(73,905)

Cumulative impairment loss in investments in operating limited partnerships	(13,255,787)	—	—	(13,255,787)

Cumulative losses from operating limited partnerships	(9,275,131)	—	(585,924)	(8,689,207)

Investments in operating limited partnerships per balance sheets	—	—	—	—

	Total	Series 47	Series 48	Series 49
The Fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2022 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2021 (see note A).	(379,148)	—	—	(379,148)

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(3,471,319)	—	(384,422)	(3,086,897)

The Fund has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	331,285	—	—	331,285

Cumulative impairment loss in investments in operating limited partnerships	13,255,787	—	—	13,255,787

Other	(85,346)	—	(4,739)	(80,607)

Equity per operating limited partnerships’ combined financial statements	$9,651,259	$—	$(389,161)	$10,040,420

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - (Continued)

The Fund’s investments in operating limited partnerships at March 31, 2021 are summarized as follows:

	Total	Series 47	Series 48	Series 49
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$48,344,537	$7,135,011	$2,970,934	$38,238,592

Cumulative distributions from operating limited partnerships	(266,608)	(28,500)	(18,606)	(219,502)

Cumulative impairment loss in investments in operating limited partnerships	(32,206,478)	(5,310,652)	(2,249,326)	(24,646,500)

Cumulative losses from operating limited partnerships	(15,871,451)	(1,795,859)	(703,002)	(13,372,590)

Investments in operating limited partnerships per balance sheets	—	—	—	—

	Total	Series 47	Series 48	Series 49
The Fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2021 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2020 (see note A).	(384,817)	—	—	(384,817)

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A).	(11,880,114)	(769,653)	(303,091)	(10,807,370)

The Fund has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A).	331,285	—	—	331,285

Cumulative impairment loss in investments in operating limited partnerships	32,206,478	5,310,652	2,249,326	24,646,500

Other	336,086	(89,809)	(79,803)	505,698

Equity per operating limited partnerships’ combined financial statements	$20,608,918	$4,451,190	$1,866,432	$14,291,296

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - (Continued)

The combined summarized balance sheets of the operating limited partnerships in which Series 47, 48 and 49 hold an interest as of December 31, 2021 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 47	Series 48	Series 49
ASSETS

Buildings and improvements, net of accumulated depreciation	$27,339,376	$—	$1,014,434	$26,324,942
Land	2,161,940	—	105,000	2,056,940
Other assets	4,086,887	—	1,221,236	2,865,651

	$33,588,203	$—	$2,340,670	$31,247,533

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$17,137,174	$—	$1,365,763	$15,771,411
Accounts payable and accrued expenses	551,214	—	27,802	523,412
Other liabilities	2,449,956	—	1,397,826	1,052,130

	20,138,344	—	2,791,391	17,346,953
PARTNERS’ CAPITAL
BF Garden Tax Credit Fund V L.P.	9,651,259	—	(389,161)	10,040,420
Other partners	3,798,600	—	(61,560)	3,860,160

	13,449,859	—	(450,721)	13,900,580

	$33,588,203	$—	$2,340,670	$31,247,533

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - (Continued)

The combined summarized balance sheets of the operating limited partnerships in which Series 47, 48 and 49 hold an interest as of December 31, 2020 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 47	Series 48	Series 49
ASSETS

Buildings and improvements, net of accumulated depreciation	$71,388,038	$14,164,825	$9,530,634	$47,692,579
Land	9,101,508	1,950,947	1,451,241	5,699,320
Other assets	8,097,265	1,278,528	737,279	6,081,458

	$88,586,811	$17,394,300	$11,719,154	$59,473,357

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$56,488,011	$11,382,001	$9,318,977	$35,787,033
Accounts payable and accrued expenses	1,427,922	516,869	238,650	672,403
Other liabilities	8,186,088	355,153	461,944	7,368,991

	66,102,021	12,254,023	10,019,571	43,828,427
PARTNERS’ CAPITAL
BF Garden Tax Credit
Fund V L.P.	20,608,918	4,451,190	1,866,432	14,291,296
Other partners	1,875,872	689,087	(166,849)	1,353,634

	22,484,790	5,140,277	1,699,583	15,644,930

	$88,586,811	$17,394,300	$11,719,154	$59,473,357

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2021 in which Series 47 through Series 49 had an interest as of December 31, 2021 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 47	Series 48	Series 49
Revenue
Rent	$4,549,001	$—	$267,321	$4,281,680
Interest and other	141,793	—	6,614	135,179

	4,690,794	—	273,935	4,416,859

Expenses
Interest	476,374	—	35,019	441,355
Depreciation and amortization	1,307,863	—	56,085	1,251,778
Taxes and insurance	638,841	—	51,411	587,430
Repairs and maintenance	809,361	—	88,458	720,903
Operating expenses	1,952,740	—	122,101	1,830,639
Other expenses	21,222	—	2,200	19,022

	5,206,401	—	355,274	4,851,127

NET INCOME (LOSS)	$(515,607)	$—	$(81,339)	$(434,268)

Net income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(514,849)	$—	$(81,331)	$(433,518)

Net income (loss) allocated to other partners	$(758)	$—	$(8)	$(750)

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE C - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS - (Continued)

The combined summarized statements of operations of the operating limited partnerships for the year ended December 31, 2020 in which Series 47 through Series 49 had an interest as of December 31, 2020 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

	Total	Series 47	Series 48	Series 49
Revenue
Rent	$14,035,217	$2,949,913	$2,227,118	$8,858,186
Interest and other	237,583	33,376	33,683	170,524

	14,272,800	2,983,289	2,260,801	9,028,710
Expenses
Interest	1,413,678	252,798	114,649	1,046,231
Depreciation and amortization	3,379,480	632,004	432,744	2,314,732
Taxes and insurance	1,833,431	380,908	250,778	1,201,745
Repairs and maintenance	2,339,154	531,343	417,052	1,390,759
Operating expenses	4,993,486	973,241	721,953	3,298,292
Other expenses	511,465	151,198	129,058	231,209

	14,470,694	2,921,492	2,066,234	9,482,968

NET INCOME (LOSS)	$(197,894)	$61,797	$194,567	$(454,258)

Net income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(776,438)	$(157,102)	$(29,526)	$(589,810)

Net income (loss) allocated to other partners	$578,544	$218,899	$224,093	$135,552

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

For income tax purposes, the Fund reports using a December 31 year-end. The Fund’s net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2022 is reconciled as follows:

	Total	Series 47	Series 48	Series 49
Net income (loss) for financial reporting purposes	$6,826,613	$1,777,985	$591,777	$4,456,851

Accrued partnership management fee not deducted for income tax purposes	(7,378,806)	(2,571,761)	(637,492)	(4,169,553)

Other	(1,411,201)	—	(696,677)	(714,524)

Excess of tax depreciation over book depreciation on operating limited partnership assets	(340,157)	—	(21,736)	(318,421)

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(514,849)	—	(81,331)	(433,518)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(9,104,023)	(2,694,995)	(750,689)	(5,658,339)

Income (loss) for tax return purposes, December 31, 2021	$(11,922,423)	$(3,488,771)	$(1,596,148)	$(6,837,504)

For income tax purposes, the Fund reports using a December 31 year-end. The Fund’s net income (loss) for financial reporting and tax return purposes for the year ended March 31, 2021 is reconciled as follows:

	Total	Series 47	Series 48	Series 49
Net income (loss) for financial reporting purposes	$805,090	$969,566	$(15,857)	$(148,619)

Accrued partnership management fee not deducted for income tax purposes	(177,787)	(404,362)	(144,607)	371,182

Other	2,884,938	1,375,707	1,120,148	389,083

Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,017,142)	(163,332)	(113,296)	(740,514)

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(776,438)	(157,102)	(29,526)	(589,810)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(3,527,032)	(1,928,003)	(505,298)	(1,093,731)

Income (loss) for tax return purposes, December 31, 2020	$(1,808,371)	$(307,526)	$311,564	$(1,812,409)

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE D - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN – (Continued)

The differences between the investments in operating limited partnerships for tax purposes and financial statement purposes at March 31, 2022 are as follows:

	Total	Series 47	Series 48	Series 49
Investments in operating limited partnerships - tax return December 31, 2021	$3,206,348	$248,114	$(1,673,812)	$4,632,046

Impairment loss in investment in operating limited partnerships	(13,255,787)	—	—	(13,255,787)

Operating limited partnership losses not recognized for financial reporting purposes under the equity method	(3,471,319)	—	(384,422)	(3,086,897)

Other	13,520,758	(248,114)	2,058,234	11,710,638

Investments in operating limited partnerships - as reported	$—	$—	$—	$—

The differences between the investments in operating limited partnerships for tax purposes and financial statement purposes at March 31, 2021 are as follows:

	Total	Series 47	Series 48	Series 49
Investments in operating limited partnerships - tax return December 31, 2020	$14,628,461	$3,610,506	$(146,032)	$11,163,987

Impairment loss in investment in operating limited partnerships	(32,206,478)	(5,310,652)	(2,249,326)	(24,646,500)

Operating limited partnership losses not recognized for financial reporting purposes under the equity method	(11,880,114)	(769,653)	(303,091)	(10,807,370)

Other	29,458,131	2,469,799	2,698,449	24,289,883

Investments in operating limited partnerships - as reported	$—	$—	$—	$—

NOTE E- CASH EQUIVALENTS

Cash equivalents of $1,376,410 and $1,916,033 as of March 31, 2022 and 2021, respectively, include money market accounts with interest rates ranging from 0.05% to 0.85% per annum.

NOTE F - CONCENTRATION OF CREDIT RISK

The Fund maintains its cash and cash equivalent balances in several accounts in various financial institutions. The balances are generally insured by the Federal Deposit Insurance Corporation (FDIC) up to specified limits by each institution. At times, the balances may exceed these insurance limits; however, the Fund has not experienced any losses with respect to it balances in excess of FDIC insurance. Management believes that no significant concentration of credit risk with respect to these cash and cash equivalent balances exists as of March 31, 2022.

BF Garden Tax Credit Fund V L.P. -

Series 47 through 49

NOTES TO FINANCIAL STATEMENTS – CONTINUED

March 31, 2022 and 2021

NOTE G - CONTINGENCY

The outbreak of a novel strain of coronavirus (COVID-19) beginning in the first quarter of 2020 has caused significant volatility and business disruption in the U.S. economy. There has been no economic impact to the Partnership to date. However, the future economic impact of the business disruption caused by COVID-19 remains uncertain. The extent of any effects these disruptions may have on the operations and financial performance of the Partnership will depend on future developments, including possible impacts on the operations of the underlying real estate of its investments, which cannot be determined.

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