Form 10-Q
period 2022-06-30
BF Garden Tax Credit Fund V L.P.
filed 2022-08-11
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2022	2022
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	1,111,399	1,387,978
Other assets	5,569	4,950
	$1,116,968	$1,392,928

LIABILITIES

Accounts payable affiliates (Note C)	$1,062,609	$1,497,001
Capital contributions payable	101	101
	1,062,710	1,497,102

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of June 30, 2022 and March 31, 2022.	86,399	157,291
General Partner	(32,141)	(261,465)
	54,258	(104,174)
	$1,116,968	$1,392,928

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	261,375
Other assets	—	—
	$—	$261,375

LIABILITIES

Accounts payable affiliates (Note C)	$—	$410,585
Capital contributions payable	—	—
	—	410,585

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of June 30, 2022 and March 31, 2022.	(152,220)	(72,129)
General Partner	152,220	(77,081)
	—	(149,210)
	$—	$261,375

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	181,124	189,592
Other assets	56	—
	$181,180	$189,592

LIABILITIES

Accounts payable affiliates (Note C)	$1,055,230	$1,052,284
Capital contributions payable	—	—
	1,055,230	1,052,284

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of June 30, 2022 and March 31, 2022.	(821,102)	(809,772)
General Partner	(52,948)	(52,920)
	(874,050)	(862,692)
	$181,180	$189,592

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	930,275	937,011
Other assets	5,513	4,950
	$935,788	$941,961

LIABILITIES

Accounts payable affiliates (Note C)	$7,379	$34,132
Capital contributions payable	101	101
	7,480	34,233

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of June 30, 2022 and March 31, 2022.	1,059,721	1,039,192
General Partner	(131,413)	(131,464)
	928,308	907,728
	$935,788	$941,961

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2022	2021
Income
Interest income	$298	$217
Other income	7,887	40,023
	8,185	40,240

Gain on sale of operating limited partnerships	78,374	261,937

Expenses
Professional fees	3,078	10,100
Fund management fee, net (Note C)	49,892	134,901
General and administrative expenses	104,659	27,454
	157,629	172,455

NET INCOME (LOSS)	$(71,070)	$129,722

Net income (loss) allocated to assignees	$(70,892)	$129,398

Net income (loss) allocated to general partner	$(178)	$324

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 47

	2022	2021

Income
Interest income	$—	$70
Other income	—	813
	—	883

Gain on sale of operating limited partnerships	—	12,249

Expenses
Professional fees	1,026	3,367
Fund management fee, net (Note C)	—	20,067
General and administrative expenses	79,266	6,451
	80,292	29,885

NET INCOME (LOSS)	$(80,292)	$(16,753)

Net income (loss) allocated to assignees	$(80,091)	$(16,711)

Net income (loss) allocated to general partner	$(201)	$(42)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 48

	2022	2021

Income
Interest income	$48	$54
Other income	—	813
	48	867

Gain on sale of operating limited partnerships	—	—

Expenses
Professional fees	1,026	3,367
Fund management fee, net (Note C)	2,946	11,854
General and administrative expenses	7,434	3,501
	11,406	18,722

NET INCOME (LOSS)	$(11,358)	$(17,855)

Net income (loss) allocated to assignees	$(11,330)	$(17,810)

Net income (loss) allocated to general partner	$(28)	$(45)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 49

	2022	2021

Income
Interest income	$250	$93
Other income	7,887	38,397
	8,137	38,490

Gain on sale of operating limited partnerships	78,374	249,688

Expenses
Professional fees	1,026	3,366
Fund management fee, net (Note C)	46,946	102,980
General and administrative expenses	17,959	17,502
	65,931	123,848

NET INCOME (LOSS)	$20,580	$164,330

Net income (loss) allocated to assignees	$20,529	$163,919

Net income (loss) allocated to general partner	$51	$411

Net income (loss) per BAC	$.00	$.03

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$157,291	$(261,465)	$(104,174)

Contributions	—	229,502	229,502

Net income (loss)	(70,892)	(178)	(71,070)

Partners’ capital (deficit), June 30, 2022	$86,399	$(32,141)	$54,258

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2021	$(6,652,256)	$(278,531)	$(6,930,787)

Net income (loss)	129,398	324	129,722

Partners’ capital (deficit), June 30, 2021	$(6,522,858)	$(278,207)	$(6,801,065)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2022	$(72,129)	$(77,081)	$(149,210)

Contributions	—	229,502	229,502

Net income (loss)	(80,091)	(201)	(80,292)

Partners’ capital (deficit), June 30, 2022	$(152,220)	$152,220	$—

		General
	Assignees	partner	Total
Series 47
Partners’ capital (deficit) April 1, 2021	$(1,845,669)	$(81,526)	$(1,927,195)

Net income (loss)	(16,711)	(42)	(16,753)

Partners’ capital (deficit), June 30, 2021	$(1,862,380)	$(81,568)	$(1,943,948)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2022	$(809,772)	$(52,920)	$(862,692)

Contributions	—	—	—

Net income (loss)	(11,330)	(28)	(11,358)

Partners’ capital (deficit), June 30, 2022	$(821,102)	$(52,948)	$(874,050)

		General
	Assignees	partner	Total
Series 48
Partners’ capital (deficit) April 1, 2021	$(1,400,070)	$(54,399)	$(1,454,469)

Net income (loss)	(17,810)	(45)	(17,855)

Partners’ capital (deficit), June 30, 2021	$(1,417,880)	$(54,444)	$(1,472,324)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2022 and 2021

(Unaudited)

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2022	$1,039,192	$(131,464)	$907,728

Contributions	—	—	—

Net income (loss)	20,529	51	20,580

Partners’ capital (deficit), June 30, 2022	$1,059,721	$(131,413)	$928,308

		General
	Assignees	partner	Total
Series 49
Partners’ capital (deficit) April 1, 2021	$(3,406,517)	$(142,606)	$(3,549,123)

Net income (loss)	163,919	411	164,330

Partners’ capital (deficit), June 30, 2021	$(3,242,598)	$(142,195)	$(3,384,793)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(71,070)	$129,722
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(78,374)	(261,937)
Changes in assets and liabilities
(Increase) Decrease in other assets	(619)	(4,132)
Decrease in accounts payable and accrued expenses	—	(40)
Increase (Decrease) in accounts payable affiliates	(204,890)	(1,120,098)

Net cash used in operating activities	(354,953)	(1,256,485)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	78,374	261,937

Net cash provided by investing activities	78,374	261,937

DECREASE IN CASH AND CASH EQUIVALENTS	(276,579)	(994,548)

Cash and cash equivalents, beginning	1,387,978	1,940,668

Cash and cash equivalents, ending	$1,111,399	$946,120

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$229,502	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 47

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(80,292)	$(16,753)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(12,249)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	144
Decrease in accounts payable and accrued expenses	—	(38)
Increase (Decrease) in accounts payable affiliates	(181,083)	(740,920)

Net cash used in operating activities	(261,375)	(769,816)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	12,249

Net cash provided by investing activities	—	12,249

DECREASE IN CASH AND CASH EQUIVALENTS	(261,375)	(757,567)

Cash and cash equivalents, beginning	261,375	1,054,904

Cash and cash equivalents, ending	$—	$297,337

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$229,502	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 48

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(11,358)	$(17,855)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	(56)	37
Decrease in accounts payable and accrued expenses	—	—
Increase (Decrease) in accounts payable affiliates	2,946	11,854

Net cash used in operating activities	(8,468)	(5,964)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	(8,468)	(5,964)

Cash and cash equivalents, beginning	189,592	235,196

Cash and cash equivalents, ending	$181,124	$229,232

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 49

	2022	2021
Cash flows from operating activities:

Net income (loss)	$20,580	$164,330
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(78,374)	(249,688)
Changes in assets and liabilities
(Increase) Decrease in other assets	(563)	(4,313)
Decrease in accounts payable and accrued expenses	—	(2)
Increase (Decrease) in accounts payable affiliates	(26,753)	(391,032)

Net cash used in operating activities	(85,110)	(480,705)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	78,374	249,688

Net cash provided by investing activities	78,374	249,688

DECREASE IN CASH AND CASH EQUIVALENTS	(6,736)	(231,017)

Cash and cash equivalents, beginning	937,011	650,568

Cash and cash equivalents, ending	$930,275	$419,551

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2022, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2022:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2022 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES – (continued)

The Fund’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2022 and 2021, are as follows:

	2022	2021

Series 47	$—	$20,067
Series 48	2,946	11,854
Series 49	46,946	102,980
Total	$49,892	$134,901

The fund management fees paid for the three months ended June 30, 2022 and 2021 are as follows:

	2022	2021

Series 47	$181,083	$760,987
Series 48	—	—
Series 49	77,699	495,012
Total	$258,782	$1,255,999

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in one of the series. Total forgiveness of debt for the quarter ended June 30, 2022 and 2021 was $229,502 and $0, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2022 and 2021, the Fund had limited partnership interests in 11 and 20 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2022 and 2021 is as follows:

	2022	2021

Series 47	—	3
Series 48	1	2
Series 49	10	15
Total	11	20

Under the terms of the Fund’s investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the three months ended June 30, 2022, the Fund disposed of two Operating Partnerships. A summary of the dispositions by series for the period ended June 30, 2022 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	—	—	$—	$—
Series 48	—	—	—	—
Series 49	2	—	78,374	78,374
Total	2	—	$78,374	$78,374

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2022.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Total

	2022	2021

Revenues
Rental	$920,624	$2,818,744
Interest and other	35,418	50,673
	956,042	2,869,417

Expenses
Interest	99,968	315,640
Depreciation and amortization	269,191	666,976
Operating expenses	718,130	1,958,072
	1,087,289	2,940,688

NET INCOME (LOSS)	$(131,247)	$(71,271)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(129,935)	$(70,558)

Net Income (loss) allocated to other Partners	$(1,312)	$(713)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 47

	2022	2021

Revenues
Rental	$—	$459,664
Interest and other	—	3,975
	—	463,639

Expenses
Interest	—	51,274
Depreciation and amortization	—	96,489
Operating expenses	—	326,447
	—	474,210

NET INCOME (LOSS)	$—	$(10,571)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$(10,465)

Net Income (loss) allocated to other Partners	$—	$(106)

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 48

	2022	2021

Revenues
Rental	$66,830	$321,228
Interest and other	1,654	5,235
	68,484	326,463

Expenses
Interest	8,755	18,605
Depreciation and amortization	14,021	61,109
Operating expenses	66,043	226,119
	88,819	305,833

NET INCOME (LOSS)	$(20,335)	$20,630

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(20,132)	$20,424

Net Income (loss) allocated to other Partners	$(203)	$206

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

June 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 49

	2022	2021

Revenues
Rental	$853,794	$2,037,852
Interest and other	33,764	41,463
	887,558	2,079,315

Expenses
Interest	91,213	245,761
Depreciation and amortization	255,170	509,378
Operating expenses	652,087	1,405,506
	998,470	2,160,645

NET INCOME (LOSS)	$(110,912)	$(81,330)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(109,803)	$(80,517)

Net Income (loss) allocated to other Partners	$(1,109)	$(813)

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

NOTE E - TAXABLE LOSS

The Fund’s taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2022

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

NOTE H - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Liquidity

The Fund’s primary source of funds is the proceeds of the Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment and on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2022 were $53,892 and total fund management fees accrued as of June 30, 2022 were $1,062,609. During the quarter ended June 30, 2022, $258,782 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2022.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in all 15 of the Operating Partnerships.

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

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 14 of the Operating Partnerships and 10 remain.

During the quarter ended June 30, 2022, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of June 30, 2022. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of June 30, 2022, the Fund held limited partnership interests in 11 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and three months ended June 30, 2022 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$—	$—	$—
Series 48	2,946	—	2,946
Series 49	50,946	4,000	46,946
	$53,892	$4,000	$49,892

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

As of June 30, 2021, the average Qualified Occupancy was 100%. The series did not have any properties at June 30, 2022.

For the three month periods ended June 30, 2022 and 2021, Series 47 reflects a net loss from Operating Partnerships of $- and $(10,571), respectively, which includes depreciation and amortization of $- and $ 96,489, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2022, the investment general partner transferred its interest in Carrollton II Housing, LTD, with cash proceeds to the investment partnership of $9,999. These proceeds were returned to cash reserves held by Series 47 and recorded as a gain on transfer as of March 31, 2022.

In March 2022, the investment general partner transferred its interest in Pecan Acres Limited Partnership I, with cash proceeds to the investment partnership of $1,199,000. These proceeds were returned to cash reserves held by Series 47 and recorded as a gain on transfer as of March 31, 2022.

Series 48

As of June 30, 2022 and 2021, the average Qualified Occupancy was 100%. The series had a total of 1 property at June 30, 2022, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2022 and 2021, Series 48 reflects a net income (loss) from Operating Partnerships of $(20,335) and $ 20,630, respectively, which includes depreciation and amortization of $ 14,021 and $ 61,109, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2022, the investment general partner transferred its interest in CTP Limited Partnership, with cash proceeds to the investment partnership of $9,999. These proceeds were returned to cash reserves held by Series 48 and recorded as a gain on transfer as of July 31, 2022.

Series 49

As of June 30, 2022 and 2021, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2022, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2022 and 2021, Series 49 reflects a net loss from Operating Partnerships of $(110,912) and $(81,330), respectively, which includes depreciation and amortization of $ 255,170 and $ 509,378, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2022, the investment general partner transferred its interest in New Chester Townhouses, A Limited Partnership, with cash proceeds to the investment partnership of $46,500. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of March 31, 2022.

In May 2022, the investment general partner transferred its interest in Linden - Bartlesville Partners, Limited Partnership, with cash proceeds to the investment partnership of $74,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of June 30, 2022.

In June 2022, the investment general partner of BF Garden Tax Credit Fund IV - Series 46 and Series 49 transferred their respective interest in Linden - Shawnee Partners, Limited Partnership, with cash proceeds to the investment partnership of $21,624 and $3,375, for Series 46 and Series 49, respectively. These proceeds of $21,624 and $3,375, for Series 46 and Series 49, respectively, were returned to cash reserves and recorded as a gain on transfer as of June 30, 2022.

In July 2022, the investment general partner transferred its interest in Maverick Fountainhead, L.P., with cash proceeds to the investment partnership of $14,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of July 31, 2022.

In July 2022, the investment general partner transferred its interest in Perryton Fountainhead L.P., with cash proceeds to the investment partnership of $33,599. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of July 31, 2022.

In July 2022, the investment general partner transferred its interest in Kaufman Fountainhead L.P., with cash proceeds to the investment partnership of $35,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of July 31, 2022.

In July 2022, the investment general partner transferred its interest in Cameron Fountainhead L.P., with cash proceeds to the investment partnership of $47,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of July 31, 2022.

In July 2022, the investment general partner transferred its interest in Richwood Apartments, an Arkansas Limited Partnership, with cash proceeds to the investment partnership of $1,250. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of July 31, 2022.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Union Square Housing Partnership, A LA Limited Partnership

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner

		By:	Corporate Investment Holdings, Inc., its Manager

Date: August 11, 2022			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 11, 2022	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

August 11, 2022	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.