Form 10-Q
period 2022-09-30
BF Garden Tax Credit Fund V L.P.
filed 2022-11-10
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2022	2022
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	1,009,146	1,387,978
Other assets	5,091	4,950
	$1,014,237	$1,392,928

LIABILITIES

Accounts payable affiliates (Note C)	$9,731	$1,497,001
Capital contributions payable	101	101
	9,832	1,497,102

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of September 30, 2022 and March 31, 2022.	103,916	157,291
General Partner	900,489	(261,465)
	1,004,405	(104,174)
	$1,014,237	$1,392,928

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	261,375
Other assets	—	—
	$—	$261,375

LIABILITIES

Accounts payable affiliates (Note C)	$—	$410,585
Capital contributions payable	—	—
	—	410,585

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of September 30, 2022 and March 31, 2022.	(152,220)	(72,129)
General Partner	152,220	(77,081)
	—	(149,210)
	$—	$261,375

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	189,592
Other assets	—	—
	$—	$189,592

LIABILITIES

Accounts payable affiliates (Note C)	$—	$1,052,284
Capital contributions payable	—	—
	—	1,052,284

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of September 30, 2022 and March 31, 2022.	(879,491)	(809,772)
General Partner	879,491	(52,920)
	—	(862,692)
	$—	$189,592

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	1,009,146	937,011
Other assets	5,091	4,950
	$1,014,237	$941,961

LIABILITIES

Accounts payable affiliates (Note C)	$9,731	$34,132
Capital contributions payable	101	101
	9,832	34,233

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of September 30, 2022 and March 31, 2022.	1,135,627	1,039,192
General Partner	(131,222)	(131,464)
	1,004,405	907,728
	$1,014,237	$941,961

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2022	2021
Income
Interest income	$1,467	$116
Other income	—	45,886
	1,467	46,002

Gain on sale of operating limited partnerships	143,845	—

Expenses
Professional fees	28,015	52,146
Fund management fee, net (Note C)	29,747	109,239
General and administrative expenses	69,989	34,443
	127,751	195,828

NET INCOME (LOSS)	$17,561	$(149,826)

Net income (loss) allocated to assignees	$17,517	$(149,452)

Net income (loss) allocated to general partner	$44	$(374)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 47

	2022	2021

Income
Interest income	$—	$35
Other income	—	5,451
	—	5,486

Gain on sale of operating limited partnerships	—	—

Expenses
Professional fees	—	15,322
Fund management fee, net (Note C)	—	19,064
General and administrative expenses	—	9,947
	—	44,333

NET INCOME (LOSS)	$—	$(38,847)

Net income (loss) allocated to assignees	$—	$(38,750)

Net income (loss) allocated to general partner	$—	$(97)

Net income (loss) per BAC	$—	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 48

	2022	2021

Income
Interest income	$50	$28
Other income	—	5,130
	50	5,158

Gain on sale of operating limited partnerships	9,999	—

Expenses
Professional fees	8,926	13,147
Fund management fee, net (Note C)	982	10,154
General and administrative expenses	58,677	6,771
	68,585	30,072

NET INCOME (LOSS)	$(58,536)	$(24,914)

Net income (loss) allocated to assignees	$(58,389)	$(24,852)

Net income (loss) allocated to general partner	$(147)	$(62)

Net income (loss) per BAC	$(.03)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 49

	2022	2021

Income
Interest income	$1,417	$53
Other income	—	35,305
	1,417	35,358

Gain on sale of operating limited partnerships	133,846	—

Expenses
Professional fees	19,089	23,677
Fund management fee, net (Note C)	28,765	80,021
General and administrative expenses	11,312	17,725
	59,166	121,423

NET INCOME (LOSS)	$76,097	$(86,065)

Net income (loss) allocated to assignees	$75,906	$(85,850)

Net income (loss) allocated to general partner	$191	$(215)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2022	2021
Income
Interest income	$1,765	$333
Other income	7,887	85,909
	9,652	86,242

Gain on sale of operating limited partnerships	222,219	261,937

Expenses
Professional fees	31,093	62,246
Fund management fee, net (Note C)	79,639	244,140
General and administrative expenses	174,648	61,897
	285,380	368,283

NET INCOME (LOSS)	$(53,509)	$(20,104)

Net income (loss) allocated to assignees	$(53,375)	$(20,054)

Net income (loss) allocated to general partner	$(134)	$(50)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 47

	2022	2021
Income
Interest income	$—	$105
Other income	—	6,264
	—	6,369

Gain on sale of operating limited partnerships	—	12,249

Expenses
Professional fees	1,026	18,689
Fund management fee, net (Note C)	—	39,131
General and administrative expenses	79,266	16,398
	80,292	74,218

NET INCOME (LOSS)	$(80,292)	$(55,600)

Net income (loss) allocated to assignees	$(80,091)	$(55,461)

Net income (loss) allocated to general partner	$(201)	$(139)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 48

	2022	2021
Income
Interest income	$98	$82
Other income	—	5,943
	98	6,025

Gain on sale of operating limited partnerships	9,999	—

Expenses
Professional fees	9,952	16,514
Fund management fee, net (Note C)	3,928	22,008
General and administrative expenses	66,111	10,272
	79,991	48,794

NET INCOME (LOSS)	$(69,894)	$(42,769)

Net income (loss) allocated to assignees	$(69,719)	$(42,662)

Net income (loss) allocated to general partner	$(175)	$(107)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 49

	2022	2021
Income
Interest income	$1,667	$146
Other income	7,887	73,702
	9,554	73,848

Gain on sale of operating limited partnerships	212,220	249,688

Expenses
Professional fees	20,115	27,043
Fund management fee, net (Note C)	75,711	183,001
General and administrative expenses	29,271	35,227
	125,097	245,271

NET INCOME (LOSS)	$96,677	$78,265

Net income (loss) allocated to assignees	$96,435	$78,069

Net income (loss) allocated to general partner	$242	$196

Net income (loss) per BAC	$.02	$.01

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$157,291	$(261,465)	$(104,174)

Contributions	—	229,502	229,502

Net income (loss)	(70,892)	(178)	(71,070)

Partners’ capital (deficit), June 30, 2022	86,399	(32,141)	54,258

Contributions	—	932,586	932,586

Net income (loss)	17,517	44	17,561

Partners’ capital (deficit), September 30, 2022	$103,916	$900,489	$1,004,405

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2021	$(6,652,256)	$(278,531)	$(6,930,787)

Net income (loss)	129,398	324	129,722

Partners’ capital (deficit), June 30, 2021	(6,522,858)	(278,207)	(6,801,065)

Net income (loss)	(149,452)	(374)	(149,826)

Partners’ capital (deficit), September 30, 2021	$(6,672,310)	$(278,581)	$(6,950,891)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 47

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$(72,129)	$(77,081)	$(149,210)

Contributions	—	229,502	229,502

Net income (loss)	(80,091)	(201)	(80,292)

Partners’ capital (deficit), June 30, 2022	(152,220)	152,220	—

Contributions	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(152,220)	$152,220	$—

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,845,669)	$(81,526)	$(1,927,195)

Net income (loss)	(16,711)	(42)	(16,753)

Partners’ capital (deficit), June 30, 2021	(1,862,380)	(81,568)	(1,943,948)

Net income (loss)	(38,750)	(97)	(38,847)

Partners' capital (deficit), September 30, 2021	$(1,901,130)	$(81,665)	$(1,982,795)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 48

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$(809,772)	$(52,920)	$(862,692)

Contributions	—	—	—

Net income (loss)	(11,330)	(28)	(11,358)

Partners’ capital (deficit), June 30, 2022	(821,102)	(52,948)	(874,050)

Contributions	—	932,586	932,586

Net income (loss)	(58,389)	(147)	(58,536)

Partners’ capital (deficit), September 30, 2022	$(879,491)	$879,491	$—

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,400,070)	$(54,399)	$(1,454,469)

Net income (loss)	(17,810)	(45)	(17,855)

Partners’ capital (deficit), June 30, 2021	(1,417,880)	(54,444)	(1,472,324)

Net income (loss)	(24,852)	(62)	(24,914)

Partners' capital (deficit), September 30, 2021	$(1,442,732)	$(54,506)	$(1,497,238)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2022 and 2021

(Unaudited)

Series 49

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$1,039,192	$(131,464)	$907,728

Contributions	—	—	—

Net income (loss)	20,529	51	20,580

Partners’ capital (deficit), June 30, 2022	1,059,721	(131,413)	928,308

Contributions	—	—	—

Net income (loss)	75,906	191	76,097

Partners’ capital (deficit), September 30, 2022	$1,135,627	$(131,222)	$1,004,405

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(3,406,517)	$(142,606)	$(3,549,123)

Net income (loss)	163,919	411	164,330

Partners’ capital (deficit), June 30, 2021	(3,242,598)	(142,195)	(3,384,793)

Net income (loss)	(85,850)	(215)	(86,065)

Partners’capital (deficit), September 30, 2021	$(3,328,448)	$(142,410)	$(3,470,858)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(53,509)	$(20,104)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(222,219)	(261,937)
Changes in assets and liabilities
(Increase) Decrease in other assets	(141)	(3,576)
Decrease in accounts payable and accrued expenses	—	(40)
Increase (Decrease) in accounts payable affiliates	(325,182)	(993,249)

Net cash used in operating activities	(601,051)	(1,278,906)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	222,219	261,937

Net cash provided by investing activities	222,219	261,937

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(378,832)	(1,016,969)

Cash and cash equivalents, beginning	1,387,978	1,940,668

Cash and cash equivalents, ending	$1,009,146	$923,699

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$1,162,088	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 47

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(80,292)	$(55,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(12,249)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	222
Decrease in accounts payable and accrued expenses	—	(38)
Increase (Decrease) in accounts payable affiliates	(181,083)	(721,856)

Net cash used in operating activities	(261,375)	(789,521)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	12,249

Net cash provided by investing activities	—	12,249

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,375)	(777,272)

Cash and cash equivalents, beginning	261,375	1,054,904

Cash and cash equivalents, ending	$—	$277,632

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$229,502	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 48

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(69,894)	$(42,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(9,999)	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	73
Decrease in accounts payable and accrued expenses	—	—
Increase (Decrease) in accounts payable affiliates	(119,698)	23,708

Net cash used in operating activities	(199,591)	(18,988)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,999	—

Net cash provided by investing activities	9,999	—

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,592)	(18,988)

Cash and cash equivalents, beginning	189,592	235,196

Cash and cash equivalents, ending	$—	$216,208

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$932,586	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 49

	2022	2021
Cash flows from operating activities:

Net income (loss)	$96,677	$78,265
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(212,220)	(249,688)
Changes in assets and liabilities
(Increase) Decrease in other assets	(141)	(3,871)
Decrease in accounts payable and accrued expenses	—	(2)
Increase (Decrease) in accounts payable affiliates	(24,401)	(295,101)

Net cash used in operating activities	(140,085)	(470,397)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	212,220	249,688

Net cash provided by investing activities	212,220	249,688

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,135	(220,709)

Cash and cash equivalents, beginning	937,011	650,568

Cash and cash equivalents, ending	$1,009,146	$429,859

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2022, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2022:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2022 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

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

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2022 and 2021, are as follows:

	2022	2021

Series 47	$—	$19,064
Series 48	982	11,854
Series 49	32,630	95,931
Total	$33,612	$126,849

The fund management fees paid for the quarters ended September 30, 2022 and 2021 are as follows:

	2022	2021

Series 47	$—	$—
Series 48	123,626	—
Series 49	30,278	—
Total	$153,904	$—

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS – (continued)

The fund management fees paid for the six months ended September 30, 2022 and 2021 are as follows:

	2022	2021

Series 47	$181,083	$760,987
Series 48	123,626	—
Series 49	107,977	495,012
Total	$412,686	$1,255,999

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in two of the series. Total forgiveness of debt for the six months ended September 30, 2022 and 2021 was $1,162,088 and $0, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2022 and 2021, the Fund had limited partnership interests in 5 and 20 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2022 and 2021 is as follows:

	2022	2021

Series 47	—	3
Series 48	—	2
Series 49	5	15
Total	5	20

Under the terms of the Fund’s investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the six months ended September 30, 2022, the Fund disposed of eight Operating Partnerships. A summary of the dispositions by series for the period ended September 30, 2022 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	—	—	$—	$—
Series 48	1	—	9,999	9,999
Series 49	7	—	212,220	212,220
Total	8	—	$222,219	$222,219

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

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

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2022.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Total

	2022	2021

Revenues
Rental	$1,120,326	$5,637,489
Interest and other	51,843	101,345
	1,172,169	5,738,834

Expenses
Interest	160,659	631,280
Depreciation and amortization	350,594	1,333,950
Operating expenses	818,737	3,916,144
	1,329,990	5,881,374

NET INCOME (LOSS)	$(157,821)	$(142,540)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(156,243)	$(141,115)

Net Income (loss) allocated to other Partners	$(1,578)	$(1,425)

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 47

	2022	2021

Revenues
Rental	$—	$919,328
Interest and other	—	7,950
	—	927,278

Expenses
Interest	—	102,547
Depreciation and amortization	—	192,978
Operating expenses	—	652,893
	—	948,418

NET INCOME (LOSS)	$—	$(21,140)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$(20,929)

Net Income (loss) allocated to other Partners	$—	$(211)

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 48

	2022	2021

Revenues
Rental	$—	$642,456
Interest and other	—	10,469
	—	652,925

Expenses
Interest	—	37,210
Depreciation and amortization	—	122,217
Operating expenses	—	452,239
	—	611,666

NET INCOME (LOSS)	$—	$41,259

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$40,846

Net Income (loss) allocated to other Partners	$—	$413

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

September 30, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 49

	2022	2021

Revenues
Rental	$1,120,326	$4,075,705
Interest and other	51,843	82,926
	1,172,169	4,158,631

Expenses
Interest	160,659	491,523
Depreciation and amortization	350,594	1,018,755
Operating expenses	818,737	2,811,012
	1,329,990	4,321,290

NET INCOME (LOSS)	$(157,821)	$(162,659)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(156,243)	$(161,032)

Net Income (loss) allocated to other Partners	$(1,578)	$(1,627)

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

September 30, 2022

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2022 were $33,612 and total fund management fees accrued as of September 30, 2022 were $9,731. During the quarter ended September 30, 2022, $153,904 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2022.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in all 15 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the six months ended September 30, 2022 was $229,502 for Series 47. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

Series 47 has released all payments of its capital contributions to the Operating Partnerships.

Series 48

The Fund commenced offering BACs in Series 48 on May 11, 2004. Offers and sales of BACs in Series 48 were completed on August 12, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $17,452,406. Series 48 has since sold its interest in all 11 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the six months ended September 30, 2022 was $932,586 for Series 48. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 19 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2022, Series 49 did not record any releases of capital contributions. Series 49 has outstanding contributions payable to 1 Operating Partnership in the amount of $101, as of September 30, 2022. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2022, the Fund held limited partnership interests in 5 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2022 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$—	$—	$—
Series 48	982	—	982
Series 49	32,630	3,865	28,765
	$33,612	$3,865	$29,747

	6 Months		6 Months
	Gross Fund	6 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$—	$—	$—
Series 48	3,928	—	3,928
Series 49	83,576	7,865	75,711
	$87,504	$7,865	$79,639

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

The series did not have any properties at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 47 reflects a net loss from Operating Partnerships of $- and $(21,140), respectively, which includes depreciation and amortization of $- and $ 192,978, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 48

The series did not have any properties at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 48 reflects a net income (loss) from Operating Partnerships of $- and $41,259, respectively, which includes depreciation and amortization of $- and $122,217, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2022, the investment general partner transferred its interest in CTP Limited Partnership, with cash proceeds to the investment partnership of $9,999. These proceeds were returned to cash reserves held by Series 48 and recorded as a gain on transfer as of September 30, 2022.

Series 49

The series had a total of 5 properties at September 30, 2022.

For the six month periods ended September 30, 2022 and 2021, Series 49 reflects a net loss from Operating Partnerships of $(157,821) and $(162,659), respectively, which includes depreciation and amortization of $350,594 and $1,018,755, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2022, the investment general partner transferred its interest in Maverick Fountainhead, L.P., with cash proceeds to the investment partnership of $14,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of September 30, 2022.

In July 2022, the investment general partner transferred its interest in Perryton Fountainhead L.P., with cash proceeds to the investment partnership of $33,599. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of September 30, 2022.

In July 2022, the investment general partner transferred its interest in Kaufman Fountainhead L.P., with cash proceeds to the investment partnership of $35,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of September 30, 2022.

In July 2022, the investment general partner transferred its interest in Cameron Fountainhead L.P., with cash proceeds to the investment partnership of $47,999. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of September 30, 2022.

In July 2022, the investment general partner transferred its interest in Richwood Apartments, an Arkansas Limited Partnership, with cash proceeds to the investment partnership of $1,250. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of September 30, 2022.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance periods and there is therefore no risk to past credit delivery.

Rosehill Place of Topeka Two, L.L.C.

The Gardens of Athens, L.P.

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

Based on this guidance, management has determined that while the Operating Partnerships in which the Fund invests meet the definition of a VIE, the Operating Partnerships should not be consolidated with the Fund because the Fund does not have the power to direct the activities of the Operating Partnerships which are significant to their performance and is therefore not a primary beneficiary of the Operating Partnerships. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on the investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying housing complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner
		By:	Corporate Investment Holdings, Inc., its Manager

Date: November 10, 2022			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 10, 2022	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

November 10, 2022	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.