Form 10-Q
period 2022-12-31
BF Garden Tax Credit Fund V L.P.
filed 2023-02-13
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2022

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2022

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2022	2022
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	2,097,677	1,387,978
Other assets	—	4,950
	$2,097,677	$1,392,928

LIABILITIES

Accounts payable affiliates (Note C)	$—	$1,497,001
Capital contributions payable	—	101
	—	1,497,102

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of December 31, 2022 and March 31, 2022.	1,194,455	157,291
General Partner	903,222	(261,465)
	2,097,677	(104,174)
	$2,097,677	$1,392,928

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	261,375
Other assets	—	—
	$—	$261,375

LIABILITIES

Accounts payable affiliates (Note C)	$—	$410,585
Capital contributions payable	—	—
	—	410,585

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of December 31, 2022 and March 31, 2022.	(152,220)	(72,129)
General Partner	152,220	(77,081)
	—	(149,210)
	$—	$261,375

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	189,592
Other assets	—	—
	$—	$189,592

LIABILITIES

Accounts payable affiliates (Note C)	$—	$1,052,284
Capital contributions payable	—	—
	—	1,052,284

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of December 31, 2022 and March 31, 2022.	(879,491)	(809,772)
General Partner	879,491	(52,920)
	—	(862,692)
	$—	$189,592

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31,	March 31,
	2022	2022
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,097,677	937,011
Other assets	—	4,950
	$2,097,677	$941,961

LIABILITIES

Accounts payable affiliates (Note C)	$—	$34,132
Capital contributions payable	—	101
	—	34,233

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of December 31, 2022 and March 31, 2022.	2,226,166	1,039,192
General Partner	(128,489)	(131,464)
	2,097,677	907,728
	$2,097,677	$941,961

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2022	2021
Income
Interest income	$4,740	$145
Other income	24,436	10,363
	29,176	10,508

Gain on sale of operating limited partnerships	1,016,225	5,811,852

Expenses
Professional fees	6,748	23,999
Fund management fee, net (Note C)	(75,433)	85,449
General and administrative expenses	20,814	43,113
	(47,871)	152,561

NET INCOME (LOSS)	$1,093,272	$5,669,799

Net income (loss) allocated to assignees	$1,090,539	$5,655,625

Net income (loss) allocated to general partner	$2,733	$14,174

Net income (loss) per BAC	$.09	$.48

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 47

	2022	2021

Income
Interest income	$—	$39
Other income	—	1,550
	—	1,589

Gain on sale of operating limited partnerships	—	675,999

Expenses
Professional fees	—	7,999
Fund management fee, net (Note C)	—	18,064
General and administrative expenses	—	11,438
	—	37,501

NET INCOME (LOSS)	$—	$640,087

Net income (loss) allocated to assignees	$—	$638,487

Net income (loss) allocated to general partner	$—	$1,600

Net income (loss) per BAC	$—	$.18

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 48

	2022	2021

Income
Interest income	$—	$29
Other income	—	813
	—	842

Gain on sale of operating limited partnerships	—	676,000

Expenses
Professional fees	—	7,999
Fund management fee, net (Note C)	—	11,854
General and administrative expenses	—	12,226
	—	32,079

NET INCOME (LOSS)	$—	$644,763

Net income (loss) allocated to assignees	$—	$643,151

Net income (loss) allocated to general partner	$—	$1,612

Net income (loss) per BAC	$—	$.28

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 49

	2022	2021

Income
Interest income	$4,740	$77
Other income	24,436	8,000
	29,176	8,077

Gain on sale of operating limited partnerships	1,016,225	4,459,853

Expenses
Professional fees	6,748	8,001
Fund management fee, net (Note C)	(75,433)	55,531
General and administrative expenses	20,814	19,449
	(47,871)	82,981

NET INCOME (LOSS)	$1,093,272	$4,384,949

Net income (loss) allocated to assignees	$1,090,539	$4,373,987

Net income (loss) allocated to general partner	$2,733	$10,962

Net income (loss) per BAC	$.31	$.73

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2022	2021
Income
Interest income	$6,505	$478
Other income	32,323	96,272
	38,828	96,750

Gain on sale of operating limited partnerships	1,238,444	6,073,789

Expenses
Professional fees	37,841	86,245
Fund management fee, net (Note C)	4,206	329,589
General and administrative expenses	195,462	105,010
	237,509	520,844

NET INCOME (LOSS)	$1,039,763	$5,649,695

Net income (loss) allocated to assignees	$1,037,164	$5,635,571

Net income (loss) allocated to general partner	$2,599	$14,124

Net income (loss) per BAC	$.09	$.48

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 47

	2022	2021
Income
Interest income	$—	$144
Other income	—	7,814
	—	7,958

Gain on sale of operating limited partnerships	—	688,248

Expenses
Professional fees	1,026	26,688
Fund management fee, net (Note C)	—	57,195
General and administrative expenses	79,266	27,836
	80,292	111,719

NET INCOME (LOSS)	$(80,292)	$584,487

Net income (loss) allocated to assignees	$(80,091)	$583,026

Net income (loss) allocated to general partner	$(201)	$1,461

Net income (loss) per BAC	$(.02)	$.17

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 48

	2022	2021
Income
Interest income	$98	$111
Other income	—	6,756
	98	6,867

Gain on sale of operating limited partnerships	9,999	676,000

Expenses
Professional fees	9,952	24,513
Fund management fee, net (Note C)	3,928	33,862
General and administrative expenses	66,111	22,498
	79,991	80,873

NET INCOME (LOSS)	$(69,894)	$601,994

Net income (loss) allocated to assignees	$(69,719)	$600,489

Net income (loss) allocated to general partner	$(175)	$1,505

Net income (loss) per BAC	$(.03)	$.26

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 49

	2022	2021
Income
Interest income	$6,407	$223
Other income	32,323	81,702
	38,730	81,925

Gain on sale of operating limited partnerships	1,228,445	4,709,541

Expenses
Professional fees	26,863	35,044
Fund management fee, net (Note C)	278	238,532
General and administrative expenses	50,085	54,676
	77,226	328,252

NET INCOME (LOSS)	$1,189,949	$4,463,214

Net income (loss) allocated to assignees	$1,186,974	$4,452,056

Net income (loss) allocated to general partner	$2,975	$11,158

Net income (loss) per BAC	$.20	$.74

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

		General
Total	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$157,291	$(261,465)	$(104,174)

Contributions	—	229,502	229,502

Net income (loss)	(70,892)	(178)	(71,070)

Partners’ capital (deficit), June 30, 2022	86,399	(32,141)	54,258

Contributions	—	932,586	932,586

Net income (loss)	17,517	44	17,561

Partners’ capital (deficit), September 30, 2022	103,916	900,489	1,004,405

Net income (loss)	1,090,539	2,733	1,093,272

Partners’ capital (deficit), December 31, 2022	$1,194,455	$903,222	$2,097,677

		General
Total	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2021	$(6,652,256)	$(278,531)	$(6,930,787)

Net income (loss)	129,398	324	129,722

Partners’ capital (deficit), June 30, 2022	(6,522,858)	(278,207)	(6,801,065)

Net income (loss)	(149,452)	(374)	(149,826)

Partners’ capital (deficit), September 30, 2021	(6,672,310)	(278,581)	(6,950,891)

Net income (loss)	5,655,625	14,174	5,669,799

Partners’ capital (deficit), December 31, 2021	$(1,016,685)	$(264,407)	$(1,281,092)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 47

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$(72,129)	$(77,081)	$(149,210)

Contributions	—	229,502	229,502

Net income (loss)	(80,091)	(201)	(80,292)

Partners’ capital (deficit), June 30, 2022	(152,220)	152,220	—

Contributions	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	(152,220)	152,220	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(152,220)	$152,220	$—

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,845,669)	$(81,526)	$(1,927,195)

Net income (loss)	(16,711)	(42)	(16,753)

Partners’ capital (deficit), June 30, 2021	(1,862,380)	(81,568)	(1,943,948)

Net income (loss)	(38,750)	(97)	(38,847)

Partners’ capital (deficit), September 30, 2021	(1,901,130)	(81,665)	(1,982,795)

Net income (loss)	638,487	1,600	640,087

Partners’ capital (deficit), December 31, 2021	$(1,262,643)	$(80,065)	$(1,342,708)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 48

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$(809,772)	$(52,920)	$(862,692)

Contributions	—	—	—

Net income (loss)	(11,330)	(28)	(11,358)

Partners’ capital (deficit), June 30, 2022	(821,102)	(52,948)	(874,050)

Contributions	—	932,586	932,586

Net income (loss)	(58,389)	(147)	(58,536)

Partners’ capital (deficit), September 30, 2022	(879,491)	879,491	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2022	$(879,491)	$879,491	$—

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(1,400,070)	$(54,399)	$(1,454,469)

Net income (loss)	(17,810)	(45)	(17,855)

Partners’ capital (deficit), June 30, 2021	(1,417,880)	(54,444)	(1,472,324)

Net income (loss)	(24,852)	(62)	(24,914)

Partners’ capital (deficit), September 30, 2021	(1,442,732)	(54,506)	(1,497,238)

Net income (loss)	643,151	1,612	644,763

Partners’ capital (deficit), December 31, 2021	$(799,581)	$(52,894)	$(852,475)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2022 and 2021

(Unaudited)

Series 49

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$1,039,192	$(131,464)	$907,728

Contributions	—	—	—

Net income (loss)	20,529	51	20,580

Partners’ capital (deficit), June 30, 2022	1,059,721	(131,413)	928,308

Contributions	—	—	—

Net income (loss)	75,906	191	76,097

Partners’ capital (deficit), September 30, 2022	1,135,627	(131,222)	1,004,405

Net income (loss)	1,090,539	2,733	1,093,272

Partners’ capital (deficit), December 31, 2022	$2,226,166	$(128,489)	$2,097,677

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2021	$(3,406,517)	$(142,606)	$(3,549,123)

Net income (loss)	163,919	411	164,330

Partners’ capital (deficit), June 30, 2021	(3,242,598)	(142,195)	(3,384,793)

Net income (loss)	(85,850)	(215)	(86,065)

Partners’ capital (deficit), September 30, 2021	(3,328,448)	(142,410)	(3,470,858)

Net income (loss)	4,373,987	10,962	4,384,949

Partners’ capital (deficit), December 31, 2021	$1,045,539	$(131,448)	$914,091

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2022	2021
Cash flows from operating activities:

Net income (loss)	$1,039,763	$5,649,695
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(1,238,444)	(6,073,789)
Changes in assets and liabilities
(Increase) Decrease in other assets	4,950	(457)
Decrease in accounts payable and accrued expenses	—	(40)
Increase (Decrease) in accounts payable affiliates	(334,913)	(6,222,915)

Net cash used in operating activities	(528,644)	(6,647,506)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,238,343	6,073,789

Net cash provided by investing activities	1,238,343	6,073,789

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	709,699	(573,717)

Cash and cash equivalents, beginning	1,387,978	1,940,668

Cash and cash equivalents, ending	$2,097,677	$1,366,951

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$1,162,088	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 47

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(80,292)	$584,487
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(688,248)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	285
Decrease in accounts payable and accrued expenses	—	(38)
Increase (Decrease) in accounts payable affiliates	(181,083)	(1,378,792)

Net cash used in operating activities	(261,375)	(1,482,306)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	688,248

Net cash provided by investing activities	—	688,248

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,375)	(794,058)

Cash and cash equivalents, beginning	261,375	1,054,904

Cash and cash equivalents, ending	$—	$260,846

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$229,502	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 48

	2022	2021
Cash flows from operating activities:

Net income (loss)	$(69,894)	$601,994
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(9,999)	(676,000)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	111
Decrease in accounts payable and accrued expenses	—	—
Increase (Decrease) in accounts payable affiliates	(119,698)	(640,438)

Net cash used in operating activities	(199,591)	(714,333)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,999	676,000

Net cash provided by investing activities	9,999	676,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(189,592)	(38,333)

Cash and cash equivalents, beginning	189,592	235,196

Cash and cash equivalents, ending	$—	$196,863

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$932,586	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 49

	2022	2021
Cash flows from operating activities:

Net income (loss)	$1,189,949	$4,463,214
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(1,228,445)	(4,709,541)
Changes in assets and liabilities
(Increase) Decrease in other assets	4,950	(853)
Decrease in accounts payable and accrued expenses	—	(2)
Increase (Decrease) in accounts payable affiliates	(34,132)	(4,203,685)

Net cash used in operating activities	(67,678)	(4,450,867)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,228,344	4,709,541

Net cash provided by investing activities	1,228,344	4,709,541

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,160,666	258,674

Cash and cash equivalents, beginning	937,011	650,568

Cash and cash equivalents, ending	$2,097,677	$909,242

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2022

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2022, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2022:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2022 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

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

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2022 and 2021, are as follows:

	2022	2021

Series 47	$—	$19,064
Series 48	—	11,854
Series 49	27,120	84,331
Total	$27,120	$115,249

The fund management fees paid for the quarters ended December 31, 2022 and 2021 are as follows:

	2022	2021

Series 47	$—	$676,000
Series 48	—	676,000
Series 49	36,851	3,992,915
Total	$36,851	$5,344,915

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS – (continued)

The fund management fees paid for the nine months ended December 31, 2022 and 2021 are as follows:

	2022	2021

Series 47	$181,083	$1,436,987
Series 48	123,626	676,000
Series 49	144,828	4,487,927
Total	$449,537	$6,600,914

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in two of the series. Total forgiveness of debt for the nine months ended December 31, 2022 and 2021 was $1,162,088 and $0, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2022 and 2021, the Fund had limited partnership interests in 3 and 16 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2022 and 2021 is as follows:

	2022	2021

Series 47	—	2
Series 48	—	1
Series 49	3	13
Total	3	16

Under the terms of the Fund’s investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the nine months ended December 31, 2022, the Fund disposed of ten Operating Partnerships. A summary of the dispositions by series for the period ended December 31, 2022 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition *	Disposition

Series 47	—	—	$—	$—
Series 48	1	—	9,999	9,999
Series 49	9	—	1,228,344	1,228,445
Total	10	—	$1,238,343	$1,238,444
*	Fund proceeds from disposition does not include $101, which was due to a write-off of capital contribution payable as of December 31, 2022, for Series 49.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

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

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2022.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Total

	2022	2021

Revenues
Rental	$804,089	$4,076,213
Interest and other	31,328	132,589
	835,417	4,208,802

Expenses
Interest	79,405	534,857
Depreciation and amortization	208,133	1,149,993
Operating expenses	591,302	3,011,494
	878,840	4,696,344

NET INCOME (LOSS)	$(43,423)	$(487,542)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(42,989)	$(482,668)

Net Income (loss) allocated to other Partners	$(434)	$(4,874)

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS – (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 47

	2022	2021

Revenues
Rental	$—	$672,338
Interest and other	—	2,366
	—	674,704

Expenses
Interest	—	123,649
Depreciation and amortization	—	148,235
Operating expenses	—	518,567
	—	790,451

NET INCOME (LOSS)	$—	$(115,747)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$(114,590)

Net Income (loss) allocated to other Partners	$—	$(1,157)

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 48

	2022	2021

Revenues
Rental	$—	$257,030
Interest and other	—	6,145
	—	263,175

Expenses
Interest	—	25,643
Depreciation and amortization	—	42,094
Operating expenses	—	217,585
	—	285,322

NET INCOME (LOSS)	$—	$(22,147)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$(21,926)

Net Income (loss) allocated to other Partners	$—	$(221)

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

December 31, 2022

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 49

	2022	2021

Revenues
Rental	$804,089	$3,146,845
Interest and other	31,328	124,078
	835,417	3,270,923

Expenses
Interest	79,405	385,565
Depreciation and amortization	208,133	959,664
Operating expenses	591,302	2,275,342
	878,840	3,620,571

NET INCOME (LOSS)	$(43,423)	$(349,648)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(42,989)	$(346,152)

Net Income (loss) allocated to other Partners	$(434)	$(3,496)

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

December 31, 2022

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2022 were $27,120 and there were no fund management fees accrued as of December 31, 2022. During the quarter ended December 31, 2022, $36,851 of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2022.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in all 15 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the nine months ended December 31, 2022 was $229,502 for Series 47. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

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

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the nine months ended December 31, 2022 was $932,586 for Series 48. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

Series 48 has released all payments of its capital contributions to the Operating Partnerships.

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 21 of the Operating Partnerships and 3 remain.

During the quarter ended December 31, 2022, Series 49 applied $101 of contributions payable to a current year disposition and has now released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2022, the Fund held limited partnership interests in 3 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2022 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$—	$—	$—
Series 48	—	—	—
Series 49	27,120	102,553	(75,433)
	$27,120	$102,553	$(75,433)

	9 Months		9 Months
	Gross Fund	9 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 47	$—	$—	$—
Series 48	3,928	—	3,928
Series 49	110,696	110,418	278
	$114,624	$110,418	$4,206

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

The series did not have any properties at December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 47 reflects a net loss from Operating Partnerships of $- and $(115,747), respectively, which includes depreciation and amortization of $- and $ 148,235, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 48

The series did not have any properties at December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 48 reflects a net income (loss) from Operating Partnerships of $- and $(22,147), respectively, which includes depreciation and amortization of $- and $42,094, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 49

The series had a total of 3 properties at December 31, 2022.

For the nine-month periods ended December 31, 2022 and 2021, Series 49 reflects a net loss from Operating Partnerships of $(43,423) and $(349,648), respectively, which includes depreciation and amortization of $208,133 and $959,664, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2022, the investment general partner transferred its interest in Rosehill Place of Topeka Two, L.L.C., with cash proceeds to the investment partnership of $278,938. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of December 31, 2022.

In December 2022, the investment general partner transferred its interest in Columbia Blackshear Senior Residences, L.P., with cash proceeds to the investment partnership of $737,186. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of December 31, 2022. In addition, equity outstanding for the Operating Partnership in the amount of $101 for Series 49 was recorded as gain on the sale of the Operating Partnership as of December 31, 2022.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

The Gardens of Athens, L.P.

Critical Accounting Estimates

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner
		By:	Corporate Investment Holdings, Inc., its Manager

Date: February 13, 2023			By:	/s/ Gregory Voyentzie
Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 13, 2023	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

February 13, 2023	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.