Form 10-K
period 2023-03-31
BF Garden Tax Credit Fund V L.P.
filed 2023-06-21
CIK 1267425

Bf bf

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-109898

BF GARDEN TAX CREDIT FUND V L.P.

(Exact name of registrant as specified in its charter)

Delaware	14-1897569
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

101 Arch Street,13th Floor Boston, Massachusetts  02110

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BF GARDEN TAX CREDIT FUND V L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2023

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of March 31, 2023, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

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

As of March 31, 2023 the Fund had invested in 0 Operating Partnerships on behalf of Series 47; 0 Operating Partnerships on behalf of Series 48; and 3 Operating Partnerships on behalf of Series 49. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1A.Risk Factors

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

We have sufficient sources of cash to pay our existing liabilities.

We currently have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Fund’s working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

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

BF Garden Tax Credit Fund V L.P.

PROPERTY PROFILE AS OF MARCH 31, 2023

All properties in Series 47 have been disposed of.

All properties in Series 48 have been disposed of.

Remaining properties in Series 49

			Mortgage			Qualified	Cap Con
Property			Balance as	Acq	Const	Occupancy	paid thru
Name	Location	Units	of 12/31/22	Date	Comp	3/31/23	3/31/23

Ridgeview Terrace Apartments	Mount Vernon, WA	80	$3,180,710	01/05	08/05	100%	$1,768,991

The Gardens of Athens	Athens, TX	32	1,272,979	01/05	12/05	100%	1,933,414

Union Square Apartments	Junction City, LA	32	820,510	02/05	09/05	100%	733,891

Item 3.Legal Proceedings

None.

Item 4.Mine Safety Disclosures

Not Applicable

PART II

Item 5.Market for the Fund’s Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2023, the Fund has 5,199 BAC holders for an aggregate of 11,777,706 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 47 consists of 1,559 investors holding 3,478,334 BACs, Series 48 consists of 1,030 investors holding 2,299,372 BACs and Series 49 consists of 2,610 investors holding 6,000,000 BACs at March 31, 2023.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 15, 2003, through March 31, 2023.

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

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Capital Resources

The Fund offered BACs in the Offering originally declared effective by the Securities and Exchange Commission on January 2, 2004. As of March 31, 2023 the Fund had received and accepted subscriptions for $117,777,060 representing 11,777,706 BACs from investors admitted as BAC holders in Series 47 through Series 49 of the Fund. The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

(Series 47). The Fund commenced offering BACs in Series 47 on January 2, 2004. The Fund received and accepted subscriptions for $34,783,340 representing 3,478,334 BACs from investors admitted as BAC holders in Series 47. Offers and sales of BACs in Series 47 were completed and the last of the BACs in Series 47 were issued by the Fund on April 30, 2004.

During the fiscal year ended March 31, 2023, none of Series 47 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2023, proceeds from the offer and sale of BACs in Series 47 had been used to invest in 15 Operating Partnerships in an aggregate amount of $26,407,255. As of March 31, 2023, all 15 of the properties has been disposed. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 48). The Fund commenced offering BACs in Series 48 on May 11, 2004. The Fund received and accepted subscriptions for $22,993,720 representing 2,299,372 BACs from investors admitted as BAC holders in Series 48. Offers and sales of BACs in Series 48 were completed and the last of the BACs in Series 48 were issued by the Fund on August 12, 2004.

During the fiscal year ended March 31, 2023, none of Series 48 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2023, proceeds from the offer and sale of BACs in Series 48 had been used to invest in 11 Operating Partnerships in an aggregate amount of $17,450,063. As of March 31, 2023, all 11 of the properties has been disposed. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 49). The Fund commenced offering BACs in Series 49 on August 24, 2004. The Fund received and accepted subscriptions for $60,000,000 representing 6,000,000 BACs from investors admitted as BAC holders in Series 49. Offers and sales of BACs in Series 49 were completed and the last of the BACs in Series 49 were issued by the Fund on April 29, 2005.

During the fiscal year ended March 31, 2023, none of Series 49 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2023, proceeds from the offer and sale of BACs in Series 49 had been used to invest in 24 Operating Partnerships in an aggregate amount of $45,667,147. As of March 31, 2023, 21 of the properties has been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all 24 of the Operating Partnerships. Series 49 had outstanding contributions payable to 1 Operating Partnership in the amount of $101 that was applied to additional gain on sale as of March 31, 2023.

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2023 and 2022, was $17,841, and $387,480, respectively.

The Fund’s investment objectives do not include receipt of significant cash flow distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 47). The series did not have any properties as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $(1,797,250) and $(3,488,771), respectively in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Partnerships for Series 47 was $0. Investments in Operating Partnership was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, net income (loss) of the series was $(80,292) and $1,777,985, respectively. The major components of the current year amount were the general and administrative expenses.

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

(Series 48). The series did not have any properties as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $693,363 and $(1,596,148), respectively in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Partnerships for Series 48 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $(69,894) and $591,777, respectively. The major components of the current year amount were the general and administrative expenses.

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

(Series 49). The series had a total of 3 properties as of March 31, 2023.

For the tax years ended December 31, 2022 and 2021, the series, in total, generated $(2,448,404) and $(6,837,504), respectively in passive income tax (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2023 and 2022, investments in Operating Partnerships for Series 49 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.

For the years ended March 31, 2023 and 2022, the net income (loss) of the series was $1,170,845 and $4,456,851, respectively. The major components of the current year amount were the gain on sale of the operating limited partnerships and general and administrative expenses.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.          Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.Controls and Procedures

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s and each series’ internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2023 with respect to each series individually, as well as the Fund as a whole.

(c)	Changes in Internal Controls

There were no changes in the Fund’s or any Series’ internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

(d)	Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31.a, 31.b, 32.a and 32.b to this Annual Report on Form 10-K, are applicable to each series individually and the Fund as a whole.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Fund

(a), (b), (c), (d) and (e)

The Fund has no directors or executive officers of its own. The following biographical information is presented for Corporate Investment Holdings, Inc., as the sole manager and sole member of the general partner and affiliates of such parties with principal responsibility for the Fund’s affairs.

Gregory Voyentzie, age 54, has served as Chief Executive Officer of BFIM since June 2018. Mr. Voyentzie joined BFIM in 1999 and has over 28 years of experience in the affordable housing industry. Prior to his current position, Mr. Voyentzie was an Executive Vice President of BFIM and co-lead of the Production group, where he maintained joint responsibility for establishing the strategic direction of the syndication platform, identifying and marketing new capital sources and selecting property-level investments. Mr. Voyentzie has held several other senior positions within BFIM and has been a member of the firm’s Investment Committee since 2005.

Marie Reynolds, age 57, is the Chief Financial Officer (CFO) and Chief Operating Officer (COO) of BFIM. Ms. Reynolds joined BFIM in 1995 and has 27 years of financial analysis and reporting experience within the affordable housing industry. In her role as CFO and COO of BFIM, Ms. Reynolds sets financial policy for BFIM and works with senior executives to set strategic direction and develop policies that have organization-wide impact. Ms. Reynolds was named BFIM’s CFO in 2014 and COO in 2020.

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

Item 11. Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2023 fiscal year:

1.An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, was accrued or paid to BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the general partner. The annual fund management fees charged to operations for the year ended March 31, 2023 was $17,841.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2023, 11,777,706 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

Item 13.Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with related persons

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period October 15, 2003 through March 31, 2023.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2023 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$—	$8,175	$25,275
(2)	Audit Related Fees	—	—	—
(3)	Tax Fees	—	—	3,100
(4)	All Other Fees	1,000	1,700	3,100

	Total	$1,000	$9,875	$31,475

Fees paid to the Fund’s independent auditors for fiscal year 2022 were comprised of the following:

	Fee Type	Series 47	Series 48	Series 49
(1)	Audit Fees	$20,691	$18,516	$29,543
(2)	Audit Related Fees	—	—	—
(3)	Tax Fees	3,000	3,000	3,000
(4)	All Other Fees	3,049	3,049	3,052

	Total	$26,740	$24,565	$35,595

(5)Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by Corporate Investment Holdings, Inc.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1 & 2Financial Statements; Filed herein as Exhibit 13

BF Garden Tax Credit V L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2023 and 2022

Statements of Operations for the years ended March 31, 2023 and 2022

Statements of Changes in Partners’ Capital (Deficit) for the years ended March 31, 2023 and 2022

Statements of Cash Flows for the years ended March 31, 2023 and 2022

Notes to Financial Statements, March 31, 2023 and 2022

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

e.	Description of Securities. (Incorporated by reference from Registrant's current report on Form 10-K as filed with the Securities and Exchange Commission on June 28, 2021).

https://www.sec.gov/Archives/edgar/data/1267425/000110465921086267/tm2119795d1_ex4c.htm

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

Exhibit No. 101

The following materials from the BF Garden Tax Credit Fund V L.P. Annual Report on Form 10-K for the period ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

Exhibit No. 104

Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
By:	BF Garden Associates V L.L.C., its General Partner
	By:	Corporate Investment Holdings, Inc., its Manager

Date: June 21, 2023	By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 21, 2023	/s/ Gregory Voyentzie	President (Principal Executive Officer), Corporate Investment Holdings, Inc.
Gregory Voyentzie

June 21, 2023	/s/ Marie Reynolds	Treasurer (Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.
Marie Reynolds