Form 10-Q
period 2023-06-30
BF Garden Tax Credit Fund V L.P.
filed 2023-08-10
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2023	2023
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	2,086,447	2,091,961
Other assets	165	247
	$2,086,612	$2,092,208

LIABILITIES

Accounts payable affiliates (Note C)	$27,270	$13,635

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of June 30, 2023 and March 31, 2023.	1,156,216	1,175,399
General Partner	903,126	903,174
	2,059,342	2,078,573
	$2,086,612	$2,092,208

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	June 30,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES

Accounts payable affiliates (Note C)	$—	$—

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of June 30, 2023 and March 31, 2023.	(152,220)	(152,220)
General Partner	152,220	152,220
	—	—
	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	June 30,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES

Accounts payable affiliates (Note C)	$—	$—

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of June 30, 2023 and March 31, 2023.	(879,491)	(879,491)
General Partner	879,491	879,491
	—	—
	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	June 30,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,086,447	2,091,961
Other assets	165	247
	$2,086,612	$2,092,208

LIABILITIES

Accounts payable affiliates (Note C)	$27,270	$13,635

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of June 30, 2023 and March 31, 2023.	2,187,927	2,207,110
General Partner	(128,585)	(128,537)
	2,059,342	2,078,573
	$2,086,612	$2,092,208

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2023	2022
Income
Interest income	$11,678	$298
Other income	—	7,887
	11,678	8,185

Gain on sale of operating limited partnerships	—	78,374

Expenses
Professional fees	1,034	3,078
Fund management fee, net (Note C)	13,635	49,892
General and administrative expenses	16,240	104,659
	30,909	157,629

NET INCOME (LOSS)	$(19,231)	$(71,070)

Net income (loss) allocated to assignees	$(19,183)	$(70,892)

Net income (loss) allocated to general partner	$(48)	$(178)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 47

	2023	2022

Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on sale of operating limited partnerships	—	—

Expenses
Professional fees	—	1,026
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	79,266
	—	80,292

NET INCOME (LOSS)	$—	$(80,292)

Net income (loss) allocated to assignees	$—	$(80,091)

Net income (loss) allocated to general partner	$—	$(201)

Net income (loss) per BAC	$—	$(.02)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 48

	2023	2022

Income
Interest income	$—	$48
Other income	—	—
	—	48

Gain on sale of operating limited partnerships	—	—

Expenses
Professional fees	—	1,026
Fund management fee, net (Note C)	—	2,946
General and administrative expenses	—	7,434
	—	11,406

NET INCOME (LOSS)	$—	$(11,358)

Net income (loss) allocated to assignees	$—	$(11,330)

Net income (loss) allocated to general partner	$—	$(28)

Net income (loss) per BAC	$—	$(.00)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 49

	2023	2022

Income
Interest income	$11,678	$250
Other income	—	7,887
	11,678	8,137

Gain on sale of operating limited partnerships	—	78,374

Expenses
Professional fees	1,034	1,026
Fund management fee, net (Note C)	13,635	46,946
General and administrative expenses	16,240	17,959
	30,909	65,931

NET INCOME (LOSS)	$(19,231)	$20,580

Net income (loss) allocated to assignees	$(19,183)	$20,529

Net income (loss) allocated to general partner	$(48)	$51

Net income (loss) per BAC	$(.00)	$.00

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$1,175,399	$903,174	$2,078,573

Net income (loss)	(19,183)	(48)	(19,231)

Partners’ capital (deficit), June 30, 2023	$1,156,216	$903,126	$2,059,342

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$157,291	$(261,465)	$(104,174)

Contribution	—	229,502	229,502

Net income (loss)	(70,892)	(178)	(71,070)

Partners’ capital (deficit), June 30, 2022	$86,399	$(32,141)	$54,258

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 47

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2023	$(152,220)	$152,220	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(152,220)	$152,220	$—

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$(72,129)	$(77,081)	$(149,210)

Contribution	—	229,502	229,502

Net income (loss)	(80,091)	(201)	(80,292)

Partners’ capital (deficit), June 30, 2022	$(152,220)	$152,220	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 48

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2023	$(879,491)	$879,491	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	$(879,491)	$879,491	$—

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$(809,772)	$(52,920)	$(862,692)

Contribution	—	—	—

Net income (loss)	(11,330)	(28)	(11,358)

Partners’ capital (deficit), June 30, 2022	$(821,102)	$(52,948)	$(874,050)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Three Months Ended June 30, 2023 and 2022

(Unaudited)

Series 49

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2023	$2,207,110	$(128,537)	$2,078,573

Net income (loss)	(19,183)	(48)	(19,231)

Partners’ capital (deficit), June 30, 2023	$2,187,927	$(128,585)	$2,059,342

		General
	Assignees	partner	Total

Partners’ capital (deficit) April 1, 2022	$1,039,192	$(131,464)	$907,728

Contribution	—	—	—

Net income (loss)	20,529	51	20,580

Partners’ capital (deficit), June 30, 2022	$1,059,721	$(131,413)	$928,308

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2023	2022
Cash flows from operating activities:

Net income (loss)	$(19,231)	$(71,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(78,374)
Changes in assets and liabilities
(Increase) Decrease in other assets	82	(619)
Increase (Decrease) in accounts payable affiliates	13,635	(204,890)

Net cash used in operating activities	(5,514)	(354,953)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	78,374

Net cash provided by investing activities	—	78,374

DECREASE IN CASH AND CASH EQUIVALENTS	(5,514)	(276,579)

Cash and cash equivalents, beginning	2,091,961	1,387,978

Cash and cash equivalents, ending	$2,086,447	$1,111,399

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$229,502

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 47

	2023	2022
Cash flows from operating activities:

Net income (loss)	$—	$(80,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
Increase (Decrease) in accounts payable affiliates	—	(181,083)

Net cash used in operating activities	—	(261,375)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	—	(261,375)

Cash and cash equivalents, beginning	—	261,375

Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$229,502

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 48

	2023	2022
Cash flows from operating activities:

Net income (loss)	$—	$(11,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	(56)
Increase (Decrease) in accounts payable affiliates	—	2,946

Net cash used in operating activities	—	(8,468)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

DECREASE IN CASH AND CASH EQUIVALENTS	—	(8,468)

Cash and cash equivalents, beginning	—	189,592

Cash and cash equivalents, ending	$—	$181,124

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 49

	2023	2022
Cash flows from operating activities:

Net income (loss)	$(19,231)	$20,580
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(78,374)
Changes in assets and liabilities
(Increase) Decrease in other assets	82	(563)
Increase (Decrease) in accounts payable affiliates	13,635	(26,753)

Net cash used in operating activities	(5,514)	(85,110)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	78,374

Net cash provided by investing activities	—	78,374

DECREASE IN CASH AND CASH EQUIVALENTS	(5,514)	(6,736)

Cash and cash equivalents, beginning	2,091,961	937,011

Cash and cash equivalents, ending	$2,086,447	$930,275

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of June 30, 2023, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of June 30, 2023:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2023 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund’s accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2023 and 2022, are as follows:

	2023	2022

Series 47	$—	$—
Series 48	—	2,946
Series 49	13,635	46,946
Total	$13,635	$49,892

The fund management fees paid for the three months ended June 30, 2023 and 2022 are as follows:

	2023	2022

Series 47	$—	$181,083
Series 48	—	—
Series 49	—	77,699
Total	$—	$258,782

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in one of the series. Total forgiveness of debt for the quarters ended June 30, 2023 and 2022 was $— and $229,502, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2023 and 2022, the Fund had limited partnership interests in 3 and 11 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2023 and 2022 is as follows:

	2023	2022

Series 47	—	—
Series 48	—	1
Series 49	3	10
Total	3	11

Under the terms of the Fund’s investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the three months ended June 30, 2023, the Fund did not dispose of any Operating Partnerships.

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

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the three months ended March 31, 2023.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Total

	2023	2022

Revenues
Rental	$273,632	$920,624
Interest and other	5,843	35,418
	279,475	956,042

Expenses
Interest	24,322	99,968
Depreciation and amortization	72,015	269,191
Operating expenses	204,014	718,130
	300,351	1,087,289

NET INCOME (LOSS)	$(20,876)	$(131,247)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(20,667)	$(129,935)

Net Income (loss) allocated to other Partners	$(209)	$(1,312)

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 47

	2023	2022

Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$—

Net Income (loss) allocated to other Partners	$—	$—

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 48

	2023	2022

Revenues
Rental	$—	$66,830
Interest and other	—	1,654
	—	68,484

Expenses
Interest	—	8,755
Depreciation and amortization	—	14,021
Operating expenses	—	66,043
	—	88,819

NET INCOME (LOSS)	$—	$(20,335)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$—	$(20,132)

Net Income (loss) allocated to other Partners	$—	$(203)

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

June 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(Unaudited)

Series 49

	2023	2022

Revenues
Rental	$273,632	$853,794
Interest and other	5,843	33,764
	279,475	887,558

Expenses
Interest	24,322	91,213
Depreciation and amortization	72,015	255,170
Operating expenses	204,014	652,087
	300,351	998,470

NET INCOME (LOSS)	$(20,876)	$(110,912)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(20,667)	$(109,803)

Net Income (loss) allocated to other Partners	$(209)	$(1,109)

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

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

June 30, 2023

(Unaudited)

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2019 remain open.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Liquidity

The Fund’s former sources of funds were (i) the proceeds of the Offering, (ii) interest earned on capital contributions held pending investment and on working capital, and (iii) cash distributions from operations of the Operating Partnerships in which the Fund invested. The Fund’s current sources of liquidity include (i) interest on working capital and (ii) cash distributions from operations of the Operating Partnerships in which the Fund invested. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2023 were $13,635 and total fund management fees accrued as of June 30, 2023 were $27,270. During the quarter ended June 30, 2023, none of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of June 30, 2023.

Series 47

The Fund commenced offering BACs in Series 47 on January 2, 2004. Offers and sales of BACs in Series 47 were completed on April 30, 2004. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $26,409,598. Series 47 has since sold its interest in all 15 of the Operating Partnerships.

As a result of the sale of all operating limited partnerships an affiliate of the general partner has forgiven asset management fees payable of the series. The total forgiveness of debt for the three months ended June 30, 2022 was $229,502 for Series 47. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

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

Series 49 has released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2023, the Fund held limited partnership interests in 3 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2023 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 49	$13,635	$—	$13,635

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

The series did not have any properties as of June 30, 2023 and 2022.

Series 48

The series did not have any properties as of June 30, 2023.

For the three-month periods ended June 30, 2023 and 2022, Series 48 reflects a net income (loss) from Operating Partnerships of $- and $(20,335), respectively, which includes depreciation and amortization of $- and $14,021, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In July 2022, the investment general partner transferred its interest in CTP Limited Partnership, with cash proceeds to the investment partnership of $9,999. These proceeds were returned to cash reserves held by Series 48 and recorded as a gain on transfer as of September 30, 2022.

Series 49

The series had a total of 3 properties at June 30, 2023.

For the three-month periods ended June 30, 2023 and 2022, Series 49 reflects a net loss from Operating Partnerships of $(20,876) and $(110,912), respectively, which includes depreciation and amortization of $72,015 and $255,170, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

There have been no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner
		By:	Corporate Investment Holdings, Inc., its Manager

Date: August 10, 2023			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

August 10, 2023	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

August 10, 2023	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.