Form 10-Q
period 2023-09-30
BF Garden Tax Credit Fund V L.P.
filed 2023-11-09
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number        333-109898

BF GARDEN TAX CREDIT FUND V L.P.

(Exact name of registrant as specified in its charter)

Delaware	14-1897569
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

225 Franklin Street, 28th Floor Boston, Massachusetts 02110

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2023	2023
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	2,042,882	2,091,961
Other assets	55	247
	$2,042,937	$2,092,208

LIABILITIES

Accounts payable affiliates (Note C)	$40,187	$13,635

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of September 30, 2023 and March 31, 2023.	1,099,766	1,175,399
General Partner	902,984	903,174
	2,002,750	2,078,573
	$2,042,937	$2,092,208

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	September 30,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES

Accounts payable affiliates (Note C)	$—	$—

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of September 30, 2023 and March 31, 2023.	(152,220)	(152,220)
General Partner	152,220	152,220
	—	—
	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	September 30,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES

Accounts payable affiliates (Note C)	$—	$—

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of September 30, 2023 and March 31, 2023.	(879,491)	(879,491)
General Partner	879,491	879,491
	—	—
	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	September 30,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,042,882	2,091,961
Other assets	55	247
	$2,042,937	$2,092,208

LIABILITIES

Accounts payable affiliates (Note C)	$40,187	$13,635

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of September 30, 2023 and March 31, 2023.	2,131,477	2,207,110
General Partner	(128,727)	(128,537)
	2,002,750	2,078,573
	$2,042,937	$2,092,208

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2023	2022

Income
Interest income	$11,705	$1,467
Other income	—	—
	11,705	1,467

Gain on sale of operating limited partnerships	16,000	143,845

Expenses
Professional fees	30,025	28,015
Fund management fee, net (Note C)	12,917	29,747
General and administrative expenses	41,355	69,989
	84,297	127,751

NET INCOME (LOSS)	$(56,592)	$17,561

Net income (loss) allocated to assignees	$(56,450)	$17,517

Net income (loss) allocated to general partner	$(142)	$44

Net income (loss) per BAC	$(.00)	$.00

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 47

	2023	2022
Income
Interest income	$—	$—
Other income	—	—
	—	—

Gain on sale of operating limited partnerships	—	—

Expenses
Professional fees	—	—
Fund management fee, net (Note C)	—	—
General and administrative expenses	—	—
	—	—

NET INCOME (LOSS)	$—	$—

Net income (loss) allocated to assignees	$—	$—

Net income (loss) allocated to general partner	$—	$—

Net income (loss) per BAC	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 48

	2023	2022
Income
Interest income	$—	$50
Other income	—	—
	—	50

Gain on sale of operating limited partnerships	—	9,999

Expenses
Professional fees	—	8,926
Fund management fee, net (Note C)	—	982
General and administrative expenses	—	58,677
	—	68,585

NET INCOME (LOSS)	$—	$(58,536)

Net income (loss) allocated to assignees	$—	$(58,389)

Net income (loss) allocated to general partner	$—	$(147)

Net income (loss) per BAC	$—	$(.03)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 49

	2023	2022
Income
Interest income	$11,705	$1,417
Other income	—	—
	11,705	1,417

Gain on sale of operating limited partnerships	16,000	133,846

Expenses
Professional fees	30,025	19,089
Fund management fee, net (Note C)	12,917	28,765
General and administrative expenses	41,355	11,312
	84,297	59,166

NET INCOME (LOSS)	$(56,592)	$76,097

Net income (loss) allocated to assignees	$(56,450)	$75,906

Net income (loss) allocated to general partner	$(142)	$191

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

	2023	2022
Income
Interest income	$23,383	$1,765
Other income	—	7,887
	23,383	9,652

Gain on sale of operating limited partnerships	16,000	222,219

Expenses
Professional fees	31,059	31,093
Fund management fee, net (Note C)	26,552	79,639
General and administrative expenses	57,595	174,648
	115,206	285,380

NET INCOME (LOSS)	$(75,823)	$(53,509)

Net income (loss) allocated to assignees	$(75,633)	$(53,375)

Net income (loss) allocated to general partner	$(190)	$(134)

Net income (loss) per BAC	$(.01)	$(.00)

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 48

	2023	2022
Income
Interest income	$—	$98
Other income	—	—
	—	98

Gain on sale of operating limited partnerships	—	9,999

Expenses
Professional fees	—	9,952
Fund management fee, net (Note C)	—	3,928
General and administrative expenses	—	66,111
	—	79,991

NET INCOME (LOSS)	$—	$(69,894)

Net income (loss) allocated to assignees	$—	$(69,719)

Net income (loss) allocated to general partner	$—	$(175)

Net income (loss) per BAC	$—	$(.03)

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 49

	2023	2022
Income
Interest income	$23,383	$1,667
Other income	—	7,887
	23,383	9,554

Gain on sale of operating limited partnerships	16,000	212,220

Expenses
Professional fees	31,059	20,115
Fund management fee, net (Note C)	26,552	75,711
General and administrative expenses	57,595	29,271
	115,206	125,097

NET INCOME (LOSS)	$(75,823)	$96,677

Net income (loss) allocated to assignees	$(75,633)	$96,435

Net income (loss) allocated to general partner	$(190)	$242

Net income (loss) per BAC	$(.01)	$.02

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$1,175,399	$903,174	$2,078,573

Net income (loss)	(19,183)	(48)	(19,231)

Partners’ capital (deficit), June 30, 2023	1,156,216	903,126	2,059,342

Net income (loss)	(56,450)	(142)	(56,592)

Partners’ capital (deficit), September 30, 2023	$1,099,766	$902,984	$2,002,750

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$157,291	$(261,465)	$(104,174)

Contributions	—	229,502	229,502

Net income (loss)	(70,892)	(178)	(71,070)

Partners’ capital (deficit), June 30, 2022	86,399	(32,141)	54,258

Contributions	—	932,586	932,586

Net income (loss)	17,517	44	17,561

Partners’ capital (deficit), September 30, 2022	$103,916	$900,489	$1,004,405

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 47

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$(152,220)	$152,220	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(152,220)	152,220	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(152,220)	$152,220	$—

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$(72,129)	$(77,081)	$(149,210)

Contributions	—	229,502	229,502

Net income (loss)	(80,091)	(201)	(80,292)

Partners’ capital (deficit), June 30, 2022	(152,220)	152,220	—

Contributions	—	—	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2022	$(152,220)	$152,220	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 48

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$(879,491)	$879,491	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(879,491)	879,491	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	$(879,491)	$879,491	$—

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$(809,772)	$(52,920)	$(862,692)

Contributions	—	—	—

Net income (loss)	(11,330)	(28)	(11,358)

Partners’ capital (deficit), June 30, 2022	(821,102)	(52,948)	(874,050)

Contributions	—	932,586	932,586

Net income (loss)	(58,389)	(147)	(58,536)

Partners’ capital (deficit), September 30, 2022	$(879,491)	$879,491	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Six Months Ended September 30, 2023 and 2022

(Unaudited)

Series 49

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$2,207,110	$(128,537)	$2,078,573

Net income (loss)	(19,183)	(48)	(19,231)

Partners’ capital (deficit), June 30, 2023	2,187,927	(128,585)	2,059,342

Net income (loss)	(56,450)	(142)	(56,592)

Partners’ capital (deficit), September 30, 2023	$2,131,477	$(128,727)	$2,002,750

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2022	$1,039,192	$(131,464)	$907,728

Contributions	—	—	—

Net income (loss)	20,529	51	20,580

Partners’ capital (deficit), June 30, 2022	1,059,721	(131,413)	928,308

Contributions	—	—	—

Net income (loss)	75,906	191	76,097

Partners’ capital (deficit), September 30, 2022	$1,135,627	$(131,222)	$1,004,405

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2023	2022
Cash flows from operating activities:

Net income (loss)	$(75,823)	$(53,509)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(16,000)	(222,219)
Changes in assets and liabilities
(Increase) Decrease in other assets	192	(141)
Increase (Decrease) in accounts payable affiliates	26,552	(325,182)

Net cash used in operating activities	(65,079)	(601,051)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	16,000	222,219

Net cash provided by investing activities	16,000	222,219

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,079)	(378,832)

Cash and cash equivalents, beginning	2,091,961	1,387,978

Cash and cash equivalents, ending	$2,042,882	$1,009,146

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$1,162,088

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 47

	2023	2022
Cash flows from operating activities:

Net income (loss)	$—	$(80,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	—
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
Increase (Decrease) in accounts payable affiliates	—	(181,083)

Net cash used in operating activities	—	(261,375)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	—

Net cash provided by investing activities	—	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(261,375)

Cash and cash equivalents, beginning	—	261,375

Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$229,502

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 48

	2023	2022
Cash flows from operating activities:

Net income (loss)	$—	$(69,894)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	—	(9,999)
Changes in assets and liabilities
(Increase) Decrease in other assets	—	—
Increase (Decrease) in accounts payable affiliates	—	(119,698)

Net cash used in operating activities	—	(199,591)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	—	9,999

Net cash provided by investing activities	—	9,999

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(189,592)

Cash and cash equivalents, beginning	—	189,592

Cash and cash equivalents, ending	$—	$—

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$932,586

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 49

	2023	2022
Cash flows from operating activities:

Net income (loss)	$(75,823)	$96,677
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(16,000)	(212,220)
Changes in assets and liabilities
(Increase) Decrease in other assets	192	(141)
Increase (Decrease) in accounts payable affiliates	26,552	(24,401)

Net cash used in operating activities	(65,079)	(140,085)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	16,000	212,220

Net cash provided by investing activities	16,000	212,220

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,079)	72,135

Cash and cash equivalents, beginning	2,091,961	937,011

Cash and cash equivalents, ending	$2,042,882	$1,009,146

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of September 30, 2023, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of September 30, 2023:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2023 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2023 and 2022, are as follows:

	2023	2022

Series 47	$—	$—
Series 48	—	982
Series 49	12,917	32,630
Total	$12,917	$33,612

The fund management fees paid for the quarters ended September 30, 2023 and 2022 are as follows:

	2023	2022

Series 47	$—	$—
Series 48	—	123,626
Series 49	—	30,278
Total	$—	$153,904

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (continued)

The fund management fees paid for the six months ended September 30, 2023 and 2022 are as follows:

	2023	2022

Series 47	$—	$181,083
Series 48	—	123,626
Series 49	—	107,977
Total	$—	$412,686

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in two of the series. Total forgiveness of debt for the six months ended September 30, 2023 and 2022 was $— and $1,162,088 , respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2023 and 2022, the Fund had limited partnership interests in 2 and 5 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2023 and 2022 is as follows:

	2023	2022

Series 47	—	—
Series 48	—	—
Series 49	2	5
Total	2	5

Under the terms of the Fund’s investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the six months ended September 30, 2023, the Fund disposed of one Operating Partnership. A summary of the dispositions by series for the period ended September 30, 2023 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	—	—	$—	$—
Series 48	—	—	—	—
Series 49	1	—	16,000	16,000
Total	1	—	$16,000	$16,000

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

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

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the six months ended June 30, 2023.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

September 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Total

	2023	2022

Revenues
Rental	$448,031	$1,120,326
Interest and other	11,685	51,843
	459,716	1,172,169

Expenses
Interest	42,895	160,659
Depreciation and amortization	122,689	350,594
Operating expenses	306,942	818,737
	472,526	1,329,990

NET INCOME (LOSS)	$(12,810)	$(157,821)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(12,682)	$(156,243)

Net Income (loss) allocated to other Partners	$(128)	$(1,578)

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Six Months Ended June 30,

(Unaudited)

Series 49

	2023	2022

Revenues
Rental	$448,031	$1,120,326
Interest and other	11,685	51,843
	459,716	1,172,169

Expenses
Interest	42,895	160,659
Depreciation and amortization	122,689	350,594
Operating expenses	306,942	818,737
	472,526	1,329,990

NET INCOME (LOSS)	$(12,810)	$(157,821)

Net Income (loss) allocated to BF Garden Tax Credit Fund V L.P.	$(12,682)	$(156,243)

Net Income (loss) allocated to other Partners	$(128)	$(1,578)

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

September 30, 2023

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2023 were $12,917 and total fund management fees accrued as of September 30, 2023 were $40,187. During the quarter ended September 30, 2023, none of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of September 30, 2023.

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

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 22 of the Operating Partnerships and 2 remain.

Series 49 has released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2023, the Fund held limited partnership interests in 2 Operating Partnerships. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2023 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 49	$12,917	$—	$12,917

	6 Months		6 Months
	Gross Fund	6 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 49	$26,552	$—	$26,552

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

The series did not have any properties as of September 30, 2023 and 2022.

Series 48

The series did not have any properties as of September 30, 2023 and 2022.

In July 2022, the investment general partner transferred its interest in CTP Limited Partnership, with cash proceeds to the investment partnership of $9,999. These proceeds were returned to cash reserves held by Series 48 and recorded as a gain on transfer as of September 30, 2022.

Series 49

The series had a total of 2 properties at September 30, 2023.

For the six-month periods ended September 30, 2023 and 2022, Series 49 reflects a net loss from Operating Partnerships of $(12,810) and $(157,821), respectively, which includes depreciation and amortization of $122,689 and $350,594, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2023, the investment general partner transferred its interest in Union Square Housing Partnership, A LA Limited Partnership, with cash proceeds to the investment partnership of $16,000. These proceeds were returned to cash reserves held by Series 49 and recorded as a gain on transfer as of September 30, 2023.

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

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

(a) Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Gregory Voyentzie, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner
		By:	Corporate Investment Holdings, Inc., its Manager

Date: November 9, 2023			By:	/s/ Gregory Voyentzie

Gregory Voyentzie
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

November 9, 2023	/s/ Gregory Voyentzie	President
	Gregory Voyentzie	(Principal Executive Officer), Corporate Investment Holdings, Inc.

November 9, 2023	/s/ Marie Reynolds	Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer), Corporate Investment Holdings, Inc.