Form 10-Q
period 2023-12-31
BF Garden Tax Credit Fund V L.P.
filed 2024-02-09
CIK 1267425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2023

or

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

BF GARDEN TAX CREDIT FUND V L.P.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2023

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2023	2023
ASSETS

INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS

Cash and cash equivalents	2,039,077	2,091,961
Other assets	—	247
	$2,039,077	$2,092,208

LIABILITIES

Accounts payable affiliates (Note C)	$49,140	$13,635

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 11,777,706 issued and 11,725,306 outstanding as of December 31, 2023 and March 31, 2023.	1,086,985	1,175,399
General Partner	902,952	903,174
	1,989,937	2,078,573
	$2,039,077	$2,092,208

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 47

	December 31,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES

Accounts payable affiliates (Note C)	$—	$—

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 3,478,334 issued and 3,459,434 outstanding as of December 31, 2023 and March 31, 2023.	(152,220)	(152,220)
General Partner	152,220	152,220
	—	—
	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 48

	December 31,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	—	—
Other assets	—	—
	$—	$—

LIABILITIES

Accounts payable affiliates (Note C)	$—	$—

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 2,299,372 issued and 2,283,872 outstanding as of December 31, 2023 and March 31, 2023.	(879,491)	(879,491)
General Partner	879,491	879,491
	—	—
	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 49

	December 31,	March 31,
	2023	2023
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$—	$—

OTHER ASSETS
Cash and cash equivalents	2,039,077	2,091,961
Other assets	—	247
	$2,039,077	$2,092,208

LIABILITIES

Accounts payable affiliates (Note C)	$49,140	$13,635

PARTNERS’ CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 15,500,000 authorized BACs; 6,000,000 issued and 5,982,000 outstanding as of December 31, 2023 and March 31, 2023.	2,118,696	2,207,110
General Partner	(128,759)	(128,537)
	1,989,937	2,078,573
	$2,039,077	$2,092,208

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

	2023	2022
Income
Interest income	$18,054	$4,740
Other income	7,195	24,436
	25,249	29,176

Gain on sale of operating limited partnerships	—	1,016,225

Expenses
Professional fees	13,210	6,748
Fund management fee, net (Note C)	4,953	(75,433)
General and administrative expenses	19,899	20,814
	38,062	(47,871)

NET INCOME (LOSS)	$(12,813)	$1,093,272

Net income (loss) allocated to assignees	$(12,781)	$1,090,539

Net income (loss) allocated to general partner	$(32)	$2,733

Net income (loss) per BAC	$(.00)	$.09

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 49

	2023	2022
Income
Interest income	$18,054	$4,740
Other income	7,195	24,436
	25,249	29,176

Gain on sale of operating limited partnerships	—	1,016,225

Expenses
Professional fees	13,210	6,748
Fund management fee, net (Note C)	4,953	(75,433)
General and administrative expenses	19,899	20,814
	38,062	(47,871)

NET INCOME (LOSS)	$(12,813)	$1,093,272

Net income (loss) allocated to assignees	$(12,781)	$1,090,539

Net income (loss) allocated to general partner	$(32)	$2,733

Net income (loss) per BAC	$(.00)	$.31

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

	2023	2022
Income
Interest income	$41,437	$6,505
Other income	7,195	32,323
	48,632	38,828

Gain on sale of operating limited partnerships	16,000	1,238,444

Expenses
Professional fees	44,269	37,841
Fund management fee, net (Note C)	31,505	4,206
General and administrative expenses	77,494	195,462
	153,268	237,509

NET INCOME (LOSS)	$(88,636)	$1,039,763

Net income (loss) allocated to assignees	$(88,414)	$1,037,164

Net income (loss) allocated to general partner	$(222)	$2,599

Net income (loss) per BAC	$(.01)	$.09

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 49

	2023	2022
Income
Interest income	$41,437	$6,407
Other income	7,195	32,323
	48,632	38,730

Gain on sale of operating limited partnerships	16,000	1,228,445

Expenses
Professional fees	44,269	26,863
Fund management fee, net (Note C)	31,505	278
General and administrative expenses	77,494	50,085
	153,268	77,226

NET INCOME (LOSS)	$(88,636)	$1,189,949

Net income (loss) allocated to assignees	$(88,414)	$1,186,974

Net income (loss) allocated to general partner	$(222)	$2,975

Net income (loss) per BAC	$(.01)	$.20

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

		General
Total	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$1,175,399	$903,174	$2,078,573

Net income (loss)	(19,183)	(48)	(19,231)

Partners’ capital (deficit), June 30, 2023	1,156,216	903,126	2,059,342

Net income (loss)	(56,450)	(142)	(56,592)

Partners’ capital (deficit), September 30, 2023	1,099,766	902,984	2,002,750

Net income (loss)	(12,781)	(32)	(12,813)

Partners’ capital (deficit), December 31, 2023	$1,086,985	$902,952	$1,989,937

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 47

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$(152,220)	$152,220	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(152,220)	152,220	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	(152,220)	152,220	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(152,220)	$152,220	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 48

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$(879,491)	$879,491	$—

Net income (loss)	—	—	—

Partners’ capital (deficit), June 30, 2023	(879,491)	879,491	—

Net income (loss)	—	—	—

Partners’ capital (deficit), September 30, 2023	(879,491)	879,491	—

Net income (loss)	—	—	—

Partners’ capital (deficit), December 31, 2023	$(879,491)	$879,491	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

(Unaudited)

Series 49

		General
	Assignees	partner	Total
Partners’ capital (deficit) April 1, 2023	$2,207,110	$(128,537)	$2,078,573

Net income (loss)	(19,183)	(48)	(19,231)

Partners’ capital (deficit), June 30, 2023	2,187,927	(128,585)	2,059,342

Net income (loss)	(56,450)	(142)	(56,592)

Partners’ capital (deficit), September 30, 2023	2,131,477	(128,727)	2,002,750

Net income (loss)	(12,781)	(32)	(12,813)

Partners’ capital (deficit), December 31, 2023	$2,118,696	$(128,759)	$1,989,937

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

Nine Months Ended December 31, 2023 and 2022

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2023	2022
Cash flows from operating activities:

Net income (loss)	$(88,636)	$1,039,763
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(16,000)	(1,238,444)
Changes in assets and liabilities
Decrease in other assets	247	4,950
Increase (Decrease) in accounts payable affiliates	35,505	(334,913)

Net cash used in operating activities	(68,884)	(528,644)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	16,000	1,238,343

Net cash provided by investing activities	16,000	1,238,343

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,884)	709,699

Cash and cash equivalents, beginning	2,091,961	1,387,978

Cash and cash equivalents, ending	$2,039,077	$2,097,677

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$1,162,088

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

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 49

	2023	2022
Cash flows from operating activities:

Net income (loss)	$(88,636)	$1,189,949
Adjustments to reconcile net income (loss) to net cash used in operating activities
Gain on sale of operating limited partnerships	(16,000)	(1,228,445)
Changes in assets and liabilities
Decrease in other assets	247	4,950
Increase (Decrease) in accounts payable affiliates	35,505	(34,132)

Net cash used in operating activities	(68,884)	(67,678)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	16,000	1,228,344

Net cash provided by investing activities	16,000	1,228,344

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,884)	1,160,666

Cash and cash equivalents, beginning	2,091,961	937,011

Cash and cash equivalents, ending	$2,039,077	$2,097,677

Supplemental schedule of noncash investing and financing activities

The general partner’s equity balance was increased and accounts payable affiliates was reduced as a result of forgiveness of debt with an affiliate of the general partner.	$—	$—

The accompanying notes are an integral part of these condensed statements

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2023

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

A Registration Statement on Form S-11 and the related prospectus, (the “Prospectus”) were filed with the Securities and Exchange Commission and became effective January 2, 2004 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 7,000,000 BACs at $10 per BAC. On August 10, 2004, an amendment to Form S-11, which registered an additional 8,500,000 BACs for sale to the public in one or more series, became effective. As of December 31, 2023, subscriptions had been received and accepted by the Fund for 11,777,706 BACs representing capital contributions of $117,777,060.

Below is a summary of the BACs sold and total equity raised, by series, as of December 31, 2023:

Series	Closing Date	BACs Sold	Equity Raised
Series 47	April 30, 2004	3,478,334	$34,783,340
Series 48	August 12, 2004	2,299,372	$22,993,720
Series 49	April 29, 2005	6,000,000	$60,000,000

The Fund concluded its public offering of BACs in the Fund on April 29, 2005.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2023 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

NOTE C - RELATED PARTY TRANSACTIONS

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, an affiliate of the general partner, prior to the sale as disclosed in Note A. As part of the sale disclosed in Note A, the fund management fee is now assigned to BF Garden Companion Limited Partnership, a Massachusetts limited partnership formerly known as Boston Capital Companion Limited Partnership (“Companion”) and an affiliate of the general partner, in an annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships. The obligation that had been accrued to Boston Capital Asset Management Limited Partnership was transferred to Companion as disclosed in Note A. Since reporting fees collected by the various series were added to reserves and not paid, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2023 and 2022, are as follows:

	2023	2022

Series 47	$—	$—
Series 48	—	—
Series 49	8,953	27,120
Total	$8,953	$27,120

The fund management fees paid for the quarters ended December 31, 2023 and 2022 are as follows:

	2023	2022

Series 47	$—	$—
Series 48	—	—
Series 49	—	36,851
Total	$—	$36,851

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - (continued)

The fund management fees paid for the nine months ended December 31, 2023 and 2022 are as follows:

	2023	2022

Series 47	$—	$181,083
Series 48	—	123,626
Series 49	—	144,828
Total	$—	$449,537

An affiliate of the general partner has forgiven asset management fees payable as a result of the sales of all operating limited partnerships in two of the series. Total forgiveness of debt for the nine months ended December 31, 2023 and 2022 was $— and $1,162,088, respectively. Because the transaction involved an affiliate of the general partner, the transaction is accounted for as an equity transaction instead of income to the Fund.

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2023 and 2022, the Fund had limited partnership interests in 1 and 3 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2023 and 2022 is as follows:

	2023	2022

Series 47	—	—
Series 48	—	—
Series 49	1	3
Total	1	3

Under the terms of the Fund’s investment in each Operating Partnership, the Fund was required to make capital contributions to the Operating Partnerships. These contributions were payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.

During the nine months ended December 31, 2023, the Fund disposed of two Operating Partnerships. A summary of the dispositions by series for the period ended December 31, 2023 is as follows:

	Operating	Sale of
	Partnership	Underlying	Partnership
	Interest	Operating	Proceeds from	Gain on
	Transferred	Partnership	Disposition	Disposition

Series 47	—	—	$—	$—
Series 48	—	—	—	—
Series 49	2	—	16,000	16,000
Total	2	—	$16,000	$16,000

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

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

*Fund proceeds from disposition does not include $101, which was due to a write-off of capital contribution payable as of December 31, 2022, for Series 49.

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

The Fund’s fiscal year ends March 31st for each year, while all the Operating Partnerships’ fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership’s partnership agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership’s quarterly period. Accordingly, the financial results available for the Operating Partnerships are for the nine months ended September 30, 2023.

BF Garden Tax Credit Fund V L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

December 31, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Total

	2023	2022

Revenues
Rental	$452,303	$804,089
Interest and other	4,853	31,328
	457,156	835,417

Expenses
Interest	41,192	79,405
Depreciation and amortization	119,501	208,133
Operating expenses	319,625	591,302
	480,318	878,840

NET LOSS	$(23,162)	$(43,423)

Net loss allocated to BF Garden Tax Credit Fund V L.P.	$(22,930)	$(42,989)

Net loss allocated to other Partners	$(232)	$(434)

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 47

	2023	2022

Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET LOSS	$—	$—

Net loss allocated to BF Garden Tax Credit Fund V L.P.	$—	$—

Net loss allocated to other Partners	$—	$—

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 48

	2023	2022

Revenues
Rental	$—	$—
Interest and other	—	—
	—	—

Expenses
Interest	—	—
Depreciation and amortization	—	—
Operating expenses	—	—
	—	—

NET LOSS	$—	$—

Net loss allocated to BF Garden Tax Credit Fund V L.P.	$—	$—

Net loss allocated to other Partners	$—	$—

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

December 31, 2023

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS

Nine Months Ended September 30,

(Unaudited)

Series 49

	2023	2022

Revenues
Rental	$452,303	$804,089
Interest and other	4,853	31,328
	457,156	835,417

Expenses
Interest	41,192	79,405
Depreciation and amortization	119,501	208,133
Operating expenses	319,625	591,302
	480,318	878,840

NET LOSS	$(23,162)	$(43,423)

Net loss allocated to BF Garden Tax Credit Fund V L.P.	$(22,930)	$(42,989)

Net loss allocated to other Partners	$(232)	$(434)

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

December 31, 2023

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2023 were $8,953 and total fund management fees accrued as of December 31, 2023 were $49,140. During the quarter ended December 31, 2023, none of the accrued fund management fees were paid. Pursuant to the Fund’s partnership agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund’s working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third-party obligations of the Fund. The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

Capital Resources

The Fund offered beneficial assignee certificates (“BACs”) in the Offering declared effective by the Securities and Exchange Commission on January 2, 2004. The Fund received $34,783,340, $22,993,720 and $60,000,000 representing 3,478,334, 2,299,372 and 6,000,000 BACs from investors admitted as BAC holders in Series 47, Series 48 and Series 49, respectively, as of December 31, 2023.

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

Series 49

The Fund commenced offering BACs in Series 49 on August 24, 2004. Offers and sales of BACs in Series 49 were completed on April 29, 2005. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $45,728,155. Series 49 has since sold its interest in 23 of the Operating Partnerships and 1 remains.

Series 49 has released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2023, the Fund held limited partnership interest in 1 Operating Partnership. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund originally incurred a fund management fee to Boston Capital Asset Management Limited Partnership, formerly an affiliate of the Fund’s general partner. As part of the sale disclosed in Note A, the fund management fee is now with BF Garden Companion Limited Partnership (formerly known as Boston Capital Companion Limited Partnership), an affiliate of the Fund’s general partner, in an annual fund management fee of .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2023 are as follows:

	3 Months		3 Months
	Gross Fund	3 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 49	$8,953	$4,000	$4,953

	9 Months		9 Months
	Gross Fund	9 Months	Fund Management Fee
	Management Fee	Reporting Fee	Net of Reporting Fee
Series 49	$35,505	$4,000	$31,505

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 47

The series did not have any properties as of December 31, 2023 and 2022.

Series 48

The series did not have any properties as of December 31, 2023 and 2022.

In July 2022, the investment general partner transferred its interest in CTP Limited Partnership, with cash proceeds to the investment partnership of $9,999. These proceeds were returned to cash reserves held by Series 48 and recorded as a gain on transfer as of September 30, 2022.

Series 49

The series had 1 property at December 31, 2023.

For the nine-month periods ended December 31, 2023 and 2022, Series 49 reflects a net loss from Operating Partnerships of $(23,162) and $(43,423), respectively, which includes depreciation and amortization of $119,501 and $208,133, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2023, the investment general partner transferred its interest in The Gardens of Athens, L.P., with no cash proceeds to the investment partnership.

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

(b)Changes in Internal Controls

There were no changes in the Fund’s or any series’ internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Fund’s or any series’ internal control over financial reporting.

(c)Certifications

The Certifications of the Principal Executive Officer and Principal Financial Officer of the Fund required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed or furnished as Exhibits 31 and 32 to this Quarterly Report on Form 10-Q, are applicable to each series individually and the Fund as a whole.

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

During the three months ended December 31, 2023, neither the Principal Executive Officer nor the Principal Financial Officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

(a) Exhibits

31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Executive Officer and Principal Accounting and Financial Officer, filed herewith

32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marie Reynolds, Principal Executive Officer and Principal Accounting and Financial Officer, filed herewith

101. The following materials from the BF Garden Tax Credit Fund V L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners’ Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

104. Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BF Garden Tax Credit Fund V L.P.
	By:	BF Garden Associates V L.L.C., it General Partner
		By:	Corporate Investment Holdings, Inc., its Manager

Date: February 9, 2024			By:	/s/ Marie Reynolds

Marie Reynolds
President (Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

February 9, 2024	/s/ Marie Reynolds	President and Treasurer
	Marie Reynolds	(Principal Accounting and Financial Officer),
Corporate Investment Holdings, Inc.